Form 10-Q
period 1995-03-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1995-05-12
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter ended March 31, 1995                   Commission file no. 0-6215
                  --------------                                       ------

                           Republic Automotive Parts, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                      38-1455545
- ------------------------                 ------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification No.)


500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee    37027
- ------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

(615) 373-2050
- ----------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
- ---------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes     X        No
                                               -------        -------


Number of shares (common) outstanding at March 31, 1995:  3,318,586

Republic Automotive Parts, Inc.

PART I.  FINANCIAL INFORMATION
                                                                    Page No.
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
         March 31, 1995 and December 31, 1994                          3

         Consolidated Statements of Income and
         Retained Earnings for the three months
         ending March 31, 1995 and 1994.                               4

         Consolidated Statements of Cash Flows
         for the three months ending March 31, 1995
         and 1994.                                                     5

         Notes to Consolidated Financial Statements.                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation.                 7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                             7

SIGNATURES                                                             8

PART I

Item 1.  Financial Statements

Republic Automotive Parts, Inc.
CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                       March 31,  December 31,
                                                        1995        1994
(thousands)                                            --------   -----------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $ 1,836       $ 2,675
Accounts and notes receivable, less allowance for
   doubtful accounts of $531,000 and $518,000           13,171        12,289
Inventories                                             42,706        42,075
Deferred income taxes                                    2,536         2,424
Prepaid expenses and other current assets                2,287         1,098
                                                        ------        ------
  Total current assets                                  62,536        60,561

PROPERTY, PLANT AND EQUIPMENT, NET                       6,652         6,785

LONG-TERM NOTES RECEIVABLE, less allowance for
   doubtful accounts of $51,000 and $53,000                929           920

DEFERRED PENSION ASSET                                   3,185         3,140

GOODWILL AND OTHER INTANGIBLES, less accumulated
   amortization of $1,369,000 and $1,275,000             6,642         6,852
                                                        ------        ------
                                                       $79,944       $78,258
                                                        ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and long-term debt due within one year   $   608       $   625
Accounts payable                                        10,485        10,727
Accrued compensation and employee benefits               1,231         2,401
Accrued taxes and other liabilities                      2,965         2,170
                                                        ------        ------
  Total current liabilities                             15,289        15,923

LONG-TERM DEBT                                          20,619        18,925

DEFERRED INCOME TAXES                                    1,431         1,435

OTHER LONG-TERM LIABILITIES                              1,863         1,860

COMMITMENTS AND CONTINGENCIES (Note  3)

STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000, Issued - none
  Junior Participating Cumulative
  Preferred Stock at $1.00 par value
   Authorized - 50,000 shares, Issued - none
  Common stock of $.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,391,751 shares                             1,696         1,696
  Additional paid-in capital                            23,948        23,948
  Retained earnings                                     15,903        15,276
  Treasury stock, at cost:  73,165 shares                 (805)         (805)
                                                        ------        ------
                                                        40,742        40,115
                                                        ------        ------
                                                       $79,944       $78,258
                                                        ======        ======




   The accompanying notes are an integral part of these financial statements

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                           (Unaudited)
                                                        Three months ended
                                                            March  31,
(in thousands, except per share data)                   1995         1994
                                                       -------     -------

NET SALES                                              $32,908     $30,558

COSTS AND EXPENSES
  Cost of products sold                                 20,529      19,768
  Selling, general and administrative expenses          11,085       9,816
                                                        ------      ------
OPERATING INCOME                                         1,294         974

Interest expense                                          (373)       (135)
Interest and other income                                  116         118
                                                        ------      ------
INCOME BEFORE INCOME TAXES                               1,037         957

PROVISION FOR INCOME TAXES                                 410         368
                                                        ------      ------
NET INCOME                                                 627         589

RETAINED EARNINGS at beginning of year                  15,276      11,028
                                                        ------      ------
RETAINED EARNINGS at end of quarter                    $15,903     $11,617
                                                        ======      ======
EARNINGS PER COMMON SHARE:
  Net income                                           $  0.18     $  0.17
                                                        ======      ======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               3,497       3,413
                                                        ======      ======


   The accompanying notes are an integral part of these financial statements

Item 1.          Financial Statements: (Continued)

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                      (Unaudited)
                                                        Three months ended
                                                             March  31,
(in thousands)                                            1995        1994
                                                         ------      ------

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             $   627     $   589
Adjustments to reconcile net income to net
  cash provided by operations:
Depreciation and amortization                              437         359
Amortization                                               210         175
Provision for losses on accounts receivable                 22          24
Provision for deferred pension income                      (45)        (15)
Gain on disposal of property, plant and equipment           10          (8)
Deferred income taxes                                     (112)       (110)
Change in assets and liabilities net of
  effects from acquisitions:
Accounts and notes receivable                             (904)       (976)
Inventories                                               (631)     (2,030)
Prepaid expenses and other current assets               (1,189)        182
Accounts payable                                          (242)      2,052
Accrued compensation and employee benefits              (1,170)       (200)
Accrued taxes and other liabilities                        795         692
Other long-term liabilities                                  3         (95)
                                                         -----       -----
Net cash (used) provided by operating activities        (2,189)        639
                                                         -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment         38          22
Acquisitions, net of cash acquired                                      (3)
Capital expenditures                                      (356)       (149)
                                                         -----       -----
Net cash used in investing activities                     (318)       (130)
                                                         -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on revolving credit agreement   2,700       5,900
Payments under revolving credit agreement               (1,000)       (400)
Payments on long-term debt and notes payable               (23)     (5,680)
Increase in long-term notes receivable                      (9)        (30)
                                                         -----       -----
Net cash (used) provided by financing activities         1,668        (210)
                                                         -----       -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (839)        299
Cash and cash equivalents at beginning of year           2,675       3,524
                                                         -----       -----
Cash and cash equivalents at end of period             $ 1,836     $ 3,823
                                                         =====       =====
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

  Interest expense                                     $   391     $    77
                                                         =====       =====
  Income taxes                                         $    88     $    12
                                                         =====       =====

Supplemental schedule of noncash investing and financing activities:

The Company purchased all of the outstanding common stock of Fenders & More, Inc. in January 1994 for 255,000 shares of the Company's common stock. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired, other than cash                    $ 8,354
Common stock issued                                                (2,805)
Liabilities assumed                                                (5,546)
                                                                   ------
Cash paid                                                         $     3
                                                                   ======

   The accompanying notes are an integral part of these financial statements

Republic Automotive Parts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

Note 2 - Earnings Per Share

Earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

Notes 3 - Contingent Liabilities

In July 1991, a jury awarded $955,000 plus interest to be determined to a former executive of the Company for an alleged beach of contract in connection with his discharge by the Company in 1986. The Company has been advised by its counsel in this action that it has meritorious grounds for obtaining reversal of the jury verdict upon appeal. The Company, accordingly, intends to take appropriate post-trial and appellate remedies and has posted an appeals bond. Accordingly, the Company has not reflected this contingency in the financial statements.

PART II
Item 2.

Republic Automotive Parts, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 7.7% during the first quarter of 1994. The increase in sales is primarily attributable to acquisitions made in January and April 1994. Sales for units owned continuously during 1995 and 1994 decreased 3.9% due partially to mild weather this period compared to the same period last year which was especially severe. Cost of goods sold increased 3.8% in conjunction with the increase in net sales during the first three months of 1995. Selling, general and administrative expenses increased by 12.9%primarily due to increased expenditures associated with acquired operations. Interest expense was up 176.3% from last year due to increased levels of borrowings and higher interest rates.

As a result of the above actions, income before income taxes increased by $80,000 over the same period last year.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 4.1 at the end of the first quarter of 1995 as compared with 3.8 at December 31, 1994. Working capital at March 31, 1995 was $47,247,000 compared with $44,638,000 at December 31, 1994.

Cash from operations and other financial resources available to the Company are expected to be adequate to meet cash requirements for working capital and capital expenditures in the future. At March 31, 1995, the company had available cash resources of $26,000,000 of which $19,900,000 was being utilized. A three year revolving credit agreement for $20,000,000 is the foundation of these credit facilities.

The Company anticipates growth through possible acquisitions of new distribution and jobber locations. Although no definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions, if any.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.11 - Supplemental Executive Retirement Plan effective
                     January 1, 1995.

(b)  Reports on Form 8-K

     No reports of Form 8-K were filed by the registrant during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            REPUBLIC AUTOMOTIVE PARTS, INC.
                            -------------------------------
                                     (Registrant)


                            By /S/ KEITH M. THOMPSON       May 12, 1995
                            -------------------------------------------
                            President, Chief Executive            Date
                            Officer and Director

                            By /S/ DONALD B. HAUK          May 12, 1995
                            -------------------------------------------
                            Executive Vice President, Chief       Date
                            Financial Officer and Director