Form 10-Q
period 1995-06-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1995-08-15
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter ended June 30, 1995                    Commission file no. 0-6215
                  -------------                                        ------



                        Republic Automotive Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                    38-1455545
  ------------------------               ------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification No.)


500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee                37027
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

(615) 373-2050
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X     No
                                                      -----     -----



Number of shares (common) outstanding at June 30, 1995:  3,318,586

Republic Automotive Parts, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994

Consolidated Statements of Income and Retained Earnings for the three months and six months ending June 30, 1995 and 1994

Consolidated Statements of Cash Flows for the six months ending
 June 30, 1995 and 1994

Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES

PART I  Item 1.  Financial Statements

Republic Automotive Parts, Inc.

CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)
(in thousands, except per share data)               June 30,      December 31,
                                                       1995             1994
 CURRENT ASSETS
  Cash and cash equivalents                          $ 3,002          $ 2,675
  Accounts and notes receivable, less allowance
  for doubtful accounts of $566 and $518              13,535           12,289
  Inventories                                         41,530           42,075
  Deferred income taxes                                2,664            2,424
  Prepaid expenses and other current assets            2,376            1,098
                                                      ------           ------
   Total current assets                               63,107           60,561
 PROPERTY, PLANT AND EQUIPMENT, NET                    6,499            6,785
 LONG TERM NOTES RECEIVABLE, less allowance
  for doubtful accounts of $60 and $53                   877              920
 DEFERRED PENSION ASSET                                3,230            3,140
 GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $1,463 and $1,275                    6,431            6,852
                                                      ------           ------
                                                     $80,144          $78,258
                                                      ======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Notes payable and long-term debt due
   within one year                                   $   608          $   625
  Accounts payable                                    10,355           10,727
  Accrued compensation and employee benefits           1,714            2,401
  Accrued taxes and other liabilities                  5,277            2,170
                                                      ------           ------
   Total current liabilities                          17,954           15,923
 LONG-TERM DEBT                                       19,712           18,925
 DEFERRED INCOME TAXES                                   457            1,435
 OTHER LONG-TERM LIABILITIES                           1,674            1,860
 STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
    Authorized - 150,000, Issued - none
  Junior Participating Cumulative Preferred
    Stock at $1.00 par value:
    Authorized - 50,000 shares, Issued - none
  Common stock of $0.50 par value:
    Authorized - 5,000,000 shares
    Issued - 3,391,751 shares                          1,696            1,696
  Additional paid-in capital                          23,948           23,948
  Retained earnings                                   15,508           15,276
  Treasury stock, at cost: 73,165 shares                (805)            (805)
                                                      ------           ------
                                                      40,347           40,115
                                                      ------           ------
Commitments and contingencies
                                                     $80,144          $78,258
                                                      ======           ======
  The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      (unaudited)
                                           Three Months           Six Months
(in thousands, except                        June 30,              June 30,
 per share data)                          1995      1994        1995      1994

NET SALES                               $36,413   $37,808     $69,321   $68,366

COSTS AND EXPENSES
Cost of products sold                    23,129    24,399      43,658    44,167
Selling, general and administrative
 expenses                                11,064    11,113      22,149    20,929
                                         ------    ------      ------    ------
                                         34,193    35,512      65,807    65,096

OPERATING INCOME                          2,220     2,296       3,514     3,270

Interest income                              88       109         192       208
Interest expense                           (374)     (218)       (747)     (353)
Other income and expense (Note 4)       (2,587)       24      (2,575)       43
                                          -----     -----       -----     -----

INCOME (LOSS) BEFORE INCOME TAXES          (653)    2,211         384     3,168
Provision (benefit) for income taxes       (258)      852         152     1,220
                                          -----     -----       -----     -----
NET INCOME (LOSS)                          (395)    1,359         232     1,948

RETAINED EARNINGS at beginning
 of period                               15,903    11,617      15,276    11,028
                                         ------    ------      ------    ------
RETAINED EARNINGS at end of period      $15,508   $12,976     $15,508   $12,976
                                         ======    ======      ======    ======


EARNINGS PER COMMON SHARE:

Net income (loss)                        $(0.11)   $0.39        $0.07     $0.56
                                           ====     ====         ====      ====

Weighted Average Common Shares
 Outstanding                              3,493    3,458        3,493     3,460
                                          =====    =====        =====     =====








   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six
                                                      months ended (Unaudited)
 (in thousands)                                                June 30,
                                                           1995        1994
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                $  232      $1,948
Adjustments to reconcile net income to net cash
 provided by operations:
 Depreciation                                                889         778
 Amortization                                                421         385
 Provision for losses on accounts receivable                 118         134
 Provision for deferred pension income                       (90)       ( 30)
 Loss (gain) on disposal of property, plant and equipment      3         (22)
 Deferred income taxes                                    (1,218)       (141)
Change in assets and liabilities net of
 effects from acquisitions:
 Accounts and notes receivable                            (1,364)     (1,840)
 Inventories                                                 545      (4,202)
 Prepaid expenses and other current assets                (1,278)         (8)
 Accounts payable                                           (372)      1,029
 Accrued compensation and employee benefits                 (687)       (188)
 Accrued taxes and other liabilities                       3,107         635
 Other long-term liabilities                                (186)       (256)
                                                           -----       -----
 Net cash provided (used) by operating activities            120      (1,778)
                                                           -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment      65          80
 Acquisitions, net of cash acquired                                   (3,105)
 Capital expenditures                                       (671)       (871)
                                                           -----       -----
 Net cash used in investing activities                      (606)     (3,896)
                                                           -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowing on revolving credit agreement     2,875      12,900
 Payments under revolving credit agreement                (2,075)     (1,900)
 Payments on long-term debt and notes payable                (30)     (5,999)
 Decrease in long-term notes receivable                       43          11
                                                           -----       -----
 Net cash provided by financing activities                   813       5,012
                                                           -----       -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         327        (662)
Cash and cash equivalents at beginning of year             2,675       3,524
                                                           -----       -----
Cash and cash equivalents at end of period                $3,002      $2,862
                                                           =====       =====
Supplemental disclosures of cash flow information:

 Cash paid during the period for:
  Interest expense                                        $  751      $  245
                                                            ====       =====
  Income taxes                                            $  972      $1,077
                                                            ====       =====

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


 (in thousands)


Supplemental schedule of noncash investing and financing activities:

The Company purchased all of the outstanding common stock of Fenders & More, Inc. in January 1994 for 255,000 shares of the Company's common stock. The Company also purchased certain assets of Piston Service Company of Indiana, Inc. in April 1994 for cash. In conjunction with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired, other than cash                       $12,737
Common stock issued                                                   (2,805)
Note payable issued                                                     (661)
Liabilities assumed                                                   (6,166)
                                                                      ------
Cash paid                                                            $ 3,105
                                                                      ======


  The accompanying notes are an integral part of these financial statements.

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

The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.


Note 2 - Earnings Per Share

Earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.


Note 3 - Subsequent Event

The Company acquired certain assets of Beacon Auto Parts Company, a privately-held distributor of automotive replacement parts based in Pittsburgh, Pennsylvania on July 7, 1995. The purchase price was approximately $12.6 million. A combination of cash, notes payable and 69,232 shares of the Company's common stock comprised the consideration given. Terms also included additional payments contingent upon the future performance of the acquired operations. In anticipation of the acquisition, the Company increased the availability under its revolving bank credit facility with Comerica Bank from $20 million to $35 million. The acquisition will be accounted for under the purchase method.


Note 4 - Litigation

During the second quarter of 1995, the Company recognized a provision of $2,600,000 ($1,573,000 or $0.45 per share after tax) for a damage award of $955,000 (plus estimated interest and legal costs) affirmed by a Michigan State Appellate Court. The litigation involved a former executive's claim of breach of contract in connection with his discharge by the Company in 1986. The Company is seeking further appeal of this decision.

PART II Item 2.

Republic Automotive Parts, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 1.1% for the first six months of 1995 compared to the same period in 1994. Net sales decreased 3.7% for the second quarter of 1995 compared to the same period in 1994. The sales decrease in the second quarter is due principally to sluggish demand created by lackluster economic conditions. Sales for units owned continuously during 1995 and 1994 also decreased 4.0%. Cost of goods sold decreased 1.2% during the first six months of 1995 compared to the same period in 1994. The cost of goods sold decrease is primarily a result of the change in sales mix between sales made by the Company's distribution centers versus its jobber stores, the sales of which are at higher gross profit margins. Selling, general and administrative expenses increased by 5.8% for the first six months in 1995 compared to the same period in 1994 due principally to the inclusion of expenses from acquisitions made in January and April 1994 and the opening in 1995 of two distribution centers by the Company's subsidiary, Fenders & More, Inc.. Interest expense increased 111.6% for the first six months of 1995 compared to the same period in 1994 due to increased debt levels and higher interest rates. The results for the first six months of 1995 also include a charge related to an adverse decision during the second quarter in an appeal of an earlier litigation verdict
(see Note 4 above).

As a result of the above actions, income before income taxes decreased by $2,784,000 for the first six months of 1995 over the same period last year. Earnings of $0.07 cents per share were reported for the first six months of 1995 compared to $0.56 per share for the same period in 1994.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.5 at June 30, 1995 compared to 3.8 at December 31, 1994. Working capital at June 30, 1995 was $45,153,000 compared with $44,638,000 at December 31, 1994.

Current financial resources (expected cash from operations, working capital and short-term borrowing) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reduction which are payable over the next several years for various notes made in connection with acquisitions. At June 30, 1995, the company had utilized $19 million of its available cash resources under its revolving bank credit facility. In anticipation of the acquisition discussed in Note 3 above, the Company increased the availability in July under its revolving bank credit facility with Comerica Bank from $20 million to $35 million.

PART II Item 2.

Republic Automotive Parts, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (Continued)


The Company anticipates growth through possible acquisitions and openings of new distribution and jobber locations. The Company acquired certain assets of Beacon Auto Parts Company, a privately-held distributor of automotive replacement parts based in Pittsburgh, Pennsylvania on July 7, 1995. This acquisition was financed primarily through additional borrowing on the Company's revolving bank credit facility. The Company also opened its fourth and fifth Fenders & More, Inc. distribution centers in Jackson, Mississippi and Jackson, Tennessee in January and May 1995, respectively. A sixth distribution center in the St. Louis, Missouri area is expected to be opened before the end of the third quarter.

Although no other definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.


PART II

Republic Automotive Parts, Inc.

Item 4.

Submission of Matters to a Vote of Security Holders

On June 8, 1995 the Company held its annual meeting of stockholders. The following directors' term of office continued after the meeting: William F. Ballhaus, Edgar R. Berner, Richard O. Berner, Nicholas A. Fedoruk, Oliver R. Grace, Donald B. Hauk, Leroy M. Parker, M.D., Douglas R. Stern and Keith M. Thompson.

Item 6.

Exhibits and Reports on Form 8-K

 (a)  Exhibits - None

 (b)  Reports on Form 8-K - None.

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 REPUBLIC AUTOMOTIVE PARTS, INC.
                                 (Registrant)

                                 By /S/ KEITH M. THOMPSON     August 11, 1995
                                 --------------------------------------------
                                 President, Chief Executive         Date
                                 Officer and Director

                                 By /S/ DONALD B. HAUK        August 11, 1995
                                 --------------------------------------------
                                 Executive Vice President, Chief    Date
                                 Financial Officer and Director