Form 10-Q
period 1995-09-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1995-11-14
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934



For Quarter ended September 30, 1995            Commission file no. 0-6215
                  ------------------                                ------


                         Republic Automotive Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                38-1455545
------------------------               ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)


500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee         37027
---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


(615) 373-2050
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes     X        No
                                                    -------        -------


Number of shares (common) outstanding at September 30, 1995:     3,387,818
                                                                 ---------

Republic Automotive Parts, Inc.


TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994

  Consolidated Statements of Income and Retained Earnings for the three months and nine months ending September 30, 1995 and 1994.

  Consolidated Statements of Cash Flows for the nine months ending
    September 30, 1995 and 1994.

  Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.


SIGNATURES

PART I.  Item 1.  Financial Statements

Republic Automotive Parts, Inc.

CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
(in thousands, except per share data)            September 30,   December 31,
                                                      1995           1994
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $ 2,952        $ 2,675
 Accounts and notes receivable, less allowance
  for doubtful accounts of $683 and $518              15,028         12,289
 Inventories                                          51,431         42,075
 Deferred income taxes                                 3,739          2,424
 Prepaid expenses and other current assets             1,245          1,098
                                                      ------         ------
   Total current assets                               74,395         60,561
PROPERTY, PLANT AND EQUIPMENT, NET                     8,273          6,785
LONG TERM NOTES RECEIVABLE, less allowance
  for doubtful accounts of $60 and $53                   737            920
DEFERRED PENSION ASSET                                 3,258          3,140
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $1,628 and $1,275                   12,356          6,852
                                                      ------         ------
                                                     $99,019        $78,258
                                                      ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and long-term debt due
  within one year                                    $ 1,570        $   625
 Accounts payable                                     16,364         10,727
 Accrued compensation and employee benefits            1,801          2,401
 Accrued taxes and other liabilities                   6,179          2,170
                                                      ------         ------
   Total current liabilities                          25,914         15,923
LONG-TERM DEBT                                        27,128         18,925
DEFERRED INCOME TAXES                                  1,452          1,435
OTHER LONG-TERM LIABILITIES                            1,940          1,860
STOCKHOLDERS' EQUITY
 Preferred stock of $1.00 par value:
  Authorized - $150,000, Issued - none
 Junior Participating Cumulative Preferred
 Stock at $1.00 par value:
  Authorized - 50,000 shares, Issued - none
Common stock of $0.50 par value:                       1,730          1,696
  Authorized - 5,000,000 shares
  Issued - 3,460,983 shares in 1995
   and 3,391,751 shares in 1994
Additional paid-in capital                            24,913         23,948
Retained earnings                                     16,747         15,276
Treasury stock, at cost:  73,165 shares                 (805)          (805)
                                                      ------         ------
                                                      42,585         40,115
Commitments and contingencies
                                                     $99,019        $78,258
                                                      ======         ======
The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                       (unaudited)
                                             Three Months       Nine Months
                                             September 30,      September 30,
(in thousands, except per share data)        1995     1994     1995       1994

NET SALES                                  $43,752  $36,578  $113,073  $104,944

COSTS AND EXPENSES
Cost of products sold                       27,458   23,066    71,116    67,233
Selling, general and administrative
 expenses                                   13,749   11,176    35,898    32,105
                                            ------   ------   -------    ------
                                            41,207   34,242   107,014    99,338

OPERATING INCOME                             2,545    2,336     6,059     5,606

Interest income                                110       95       302       303
Interest expense                              (498)    (284)   (1,245)     (636)
Other income and expense (Note 4)               12       18    (2,563)       60
                                             -----    -----     -----     -----
INCOME BEFORE INCOME TAXES                   2,169    2,165     2,553     5,333
Provision for income taxes                     930      833     1,082     2,053
                                             -----    -----     -----     -----
NET INCOME                                   1,239    1,332     1,471     3,280

RETAINED EARNINGS at beginning of period    15,508   12,976    15,276    11,028
                                            ------   ------    ------    ------

RETAINED EARNINGS at end of period         $16,747  $14,308   $16,747   $14,308
                                            ======   ======    ======    ======

EARNINGS PER COMMON SHARE:

Net income                                   $0.35    $0.39     $0.42     $0.95
                                              ====     ====      ====      ====

Weighted Average Common
 Shares Outstanding                          3,507    3,455     3,507     3,455
                                             =====    =====     =====     =====








The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS                            (Unaudited)
                                                           For the nine months
                                                           ended September 30,
(in thousands)                                                 1995      1994

CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                   $ 1,471   $ 3,280
Adjustments to reconcile net income to net
 cash provided by operations:
 Depreciation                                                  1,424     1,146
 Amortization                                                    720       594
 Provision for losses on accounts receivable                     298       200
 Provision for deferred pension income                          (118)     (217)
 Loss (gain) on disposal of property, plant and equipment          8       (31)
 Deferred income taxes                                        (1,298)      (78)
Change in assets and liabilities, net of
 effects from acquisitions:
 Accounts and notes receivable                                (1,128)     (609)
 Inventories                                                     397    (3,194)
 Prepaid expenses and other current assets                      (113)     (852)
 Accounts payable                                              2,936      (837)
 Accrued compensation and employee benefits                     (919)     (397)
 Accrued taxes and other liabilities                           3,292       524
 Other long-term liabilities                                    (338)     (363)
                                                               -----     -----
  Net cash provided (used) by operating activities             6,632      (834)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment          81       177
 Acquisitions, net of cash acquired                          (11,606)   (3,105)
 Capital expenditures                                         (1,199)   (1,246)
                                                              ------     -----
  Net cash used in investing activities                      (12,724)   (4,174)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings on revolving credit agreement       10,875    14,200
 Payments under revolving credit agreement                    (4,075)   (3,700)
 Payments on long-term debt and notes payable                  ( 614)   (6,233)
 Decrease in long-term notes receivable                          183        18
                                                               -----     -----
  Net cash provided by financing activities                    6,369     4,285
                                                               -----     -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             277      (723)

Cash and cash equivalents at beginning of year                 2,675     3,524
                                                               -----     -----
Cash and cash equivalents at end of period                   $ 2,952   $ 2,801
                                                               =====     =====



The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                           For the nine months
                                                           ended September 30,
(in thousands)                                                 1995      1994

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest expense                                             $ 1,328   $   659
                                                               =====     =====
Income taxes                                                 $ 1,840   $ 1,813
                                                               =====     =====
Supplemental schedule of noncash
 investing and financing activities:

The Company purchased certain assets of Beacon Auto Parts Company in July 1995. The Company issued 69,232 shares of common stock in conjunction with this
purchase.   The Company purchased certain assets of PartsNet Incorporated in
August 1995 for cash.   The Company purchased all of the outstanding common
stock of Fenders & More, Inc. in January 1994 for 255,000 shares of the Company's common stock. The Company purchased certain assets of Piston Service Company of Indiana, Inc. in April 1994 for cash. In conjunction with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired, other than cash               $19,723   $12,737
Common stock issued                                           (1,000)   (2,805)
Note payable issued                                           (3,380)     (661)
Cash paid                                                     11,606     3,105
                                                              ------    ------
Liabilities assumed                                          $ 3,737   $ 6,166
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

The results of operations for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

Note 2 - Earnings Per Share

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

Note 3 - Business Combinations

The Company acquired certain assets of Beacon Auto Parts Company, a privately-held distributor of automotive replacement parts and supplies in metropolitan Pittsburgh, Pennsylvania on July 7, 1995. The purchase price was $12,622,000 based on assumed levels and valuations of closing date inventory and an estimated statement of assets and liabilities. In addition, the Company assumed $3,341,000 of trade payables and accrued expenses. The purchase price is subject to a definitive post-closing calculation and adjustment at the settlement date to occur within 180 days of the closing date. Management of the Company expects that the post-closing adjustments to the purchase price, if any, will not be material. Of the purchase price, $1,000,000 was paid through the issuance of 69,232 shares of common stock, $2,000,000 by the issuance of a subordinated promissory note, $8,660,000 in cash paid at closing and $962,000 to be paid following settlement. The Company also entered into a non-competition undertaking providing for payments aggregating $500,000 over five years. Direct acquisition costs of $168,000
were also incurred.   The assets acquired were recorded at their estimated
fair values of $9,118,000 for inventory, $1,631,000 for accounts receivable, $1,502,000 for equipment, furniture, fixtures and vehicles subject to adjustment based on the results of an independent appraisal, $41,000 for prepaid expenses and petty cash, $418,000 for non-competition undertaking and $3,839,000 for goodwill, which is being amortized on a straight-line basis
over 15 years.   The acquisition was accounted for under the purchase method with the results of Beacon Auto Parts Company included in the Consolidated Statements of Income and Retained Earnings from the acquisition date.

Republic Automotive Parts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma summary of financial information has been prepared as though Beacon Auto Parts Company had been acquired at the beginning of 1995 (in thousands, except per share data). Pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the year, or of the results which may occur in the future.
                                                Nine months ended
                                               September 30, 1995

Net sales                                            $126,644

Income before income taxes                              3,071

Net income                                              1,782

Earnings per common share                               $0.51

The Company also purchased certain assets of PartsNet Incorporated, a privately-held distributor of automotive crash parts based in Austin, Texas with additional facilities in San Antonio and Harlingen, Texas on August 31, 1995. The consideration was given in the form of cash ($2,957,000) and the undertaking of certain liability payments in the amount of $186,000. Direct acquisition costs of $42,000 were incurred. The assets acquired were recorded at their estimated fair values of $635,000 for inventory, $278,000 for accounts receivable, $300,000 for equipment, furniture, fixtures and vehicles, $5,000 for prepaid expenses and supplies and $1,967,000 for goodwill, which is being amortized on a straight-line basis over 15 years.

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


PART I.  Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 7.8% for the first nine months of 1995 compared to the same period in 1994. Net sales increased 19.6% for the third quarter of 1995 compared to the same period in 1994. These sales increases are due principally to the inclusion of sales from acquisitions made in July 1995

PART I.  Item 2.

Republic Automotive Parts, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (continued)

(one distribution center and twenty-three jobber stores) and August 1995 (three distribution centers). Sales for units owned continuously during 1995 and 1994 decreased 3.5% due to generally soft demand by consumers for automotive replacement parts and service. Cost of goods sold increased 5.8% in conjunction with the increase in net sales during the first nine months of 1995. Cost of goods sold increased 19.0% in conjunction with the increase in net sales during the third quarter of 1995. The overall increase in cost of goods sold was primarily a result of the acquisitions described above.
Selling, general and administrative expenses increased by 11.8% for the first nine months in 1995 compared to the same period in 1994 due principally to the above described acquisitions. Operating income increased 8.1% for the first nine months in 1995 compared to the same period in 1994.

Interest expense in 1995 increased 95.8% from the prior year due to higher debt levels resulting from acquisitions and higher interest rates. The results for the first nine months of 1995 also include a charge related to an adverse decision during the second quarter in an appeal of an earlier litigation verdict (see Note 4 above). As a result of the above actions, income before income taxes decreased by $2,780,000 for the first nine months of 1995 over the same period last year. Earnings of $0.42 cents per share were reported for the first nine months of 1995 compared to $0.95 per share for the same period in 1994.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 2.9 at the end of the third quarter of 1995 compared to 3.8 at December 31, 1994.
Working capital at September 30, 1995 was $48,481,000 compared with $44,638,000 at December 31, 1994. Cash increased by $277,000 from $2,675,000 at December 31, 1994 to $2,952,000 at September 30, 1995.

Operating activities provided $6,632,000 of the Company's cash flows during the first nine months of 1995 compared to operating activities using $834,000 of cash flows for the same period in 1994. Favorable terms from the Company's suppliers and maintaining inventory at 1994 levels (excluding the effect of acquisitions) were the primary factors contributing to the increase in cash flows provided by operating activities.

Investing activities used $12,724,000 of the Company's cash flows during the first nine months of 1995 compared to $4,174,000 for the same period in 1994. Larger asset acquisitions in 1995 compared to 1994 accounted for the increase in cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and openings of new distribution and jobber store locations. The Company's acquisition of Beacon Auto Parts Company on July 7, 1995 and PartsNet Incorporated on August 31, 1995 is expected to add approximately $27,000,000 and $6,000,000, respectively, in annual sales to the Company. A new

PART I.  Item 2.

Republic Automotive Parts, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (continued)

distribution center for Fenders & More, Inc., the Company's distributor of automotive crash parts, was opened in St. Louis, Missouri in September 1995. Although no other definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities provided $6,369,000 of the Company's cash flows during the first nine months of 1995 compared to $4,285,000 for the same period in 1994. The primary use of these cash flows was the acquisitions made in July and August 1995 (see Note 3 for additional information). At September 30, 1995, the company had available cash resources of $35,000,000 under its revolving bank credit facility of which $25,000,000 was being utilized.

Current financial resources (expected cash from operations, working capital and short-term borrowings) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reduction which are payable over the next several years for various notes made in connection with acquisitions.


PART II.  Other Information

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits - 3(ii), 4.2.1 By-Laws of the Company, as amended.

(b)  Reports on Form 8-K -  A Current Report on Form 8-K was filed with the
                            Securities and Exchange Commission on July 24,
                            1995 reporting the acquisition of certain assets of Beacon Auto Parts Company. An Amended Report on Form 8-K/A was filed with the Securities and Exchange Commission on September 21, 1995 regarding the acquisition of certain assets of Beacon Auto Parts Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          REPUBLIC AUTOMOTIVE PARTS, INC.
                          (Registrant)


                          By /S/ KEITH M. THOMPSON     November 9, 1995
                          ---------------------------------------------
                          President, Chief Executive              Date
                          Officer and Director

                          By /S/ DONALD B. HAUK        November 9, 1995
                          ---------------------------------------------
                          Executive Vice President, Chief         Date
                          Financial Officer and Director