Form 10-K405
period 1995-12-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1996-03-29
CIK 83194

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1995 Commission file no. 0-6215.
                              -----------------                     -------

                       REPUBLIC AUTOMOTIVE PARTS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                 38-1455545
--------------------------------------------------------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)

500 Wilson Pike Circle, Suite 115, Brentwood, TN          37027
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: (615) 373-2050

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock - $.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X     No
                                              ----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $42,785,000. The aggregate market value was computed by reference to the closing price of the stock, on the Nasdaq Stock Market, as of March 22, 1996.

Number of shares (common) outstanding March 22, 1996: 3,387,818
                                                      ---------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 incorporated in part by reference in Part III of this report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS

(a) General: Republic Automotive Parts, Inc. is a Delaware corporation founded in 1923 as Republic Gear Company. The executive offices of the Company are located at 500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee 37027 (a suburb of Nashville), telephone number (615) 373-2050. Unless the context indicates otherwise, the terms Republic and the Company refer to Republic Automotive Parts, Inc. and its subsidiaries.

The Company distributes a complete line of replacement parts (other than tires) for substantially all mass produced makes and models of automobiles manufactured within the last 15 years and most replacement parts for mass produced trucks and vans. The Company also distributes a number of replacement parts for heavy-duty trucks, snowmobiles, motorcycles, farm and marine equipment and other similar types of machinery through its automotive distribution centers and jobber stores. There are in excess of 100,000 separate parts of nationally and privately branded items distributed by the Company.

The Company purchases replacement parts from over 100 principal suppliers and distributes them through its automotive parts distribution centers. These centers sell to the Company's jobber stores as well as to approximately 3,000 independent jobber stores. These stores in turn sell to service stations, repair shops, individuals and others, including automobile and truck dealers, fleet operators, leasing companies and mass merchandisers. The Company also distributes new replacement parts to repair vehicles damaged in collisions through its body parts and accessories distribution centers. These centers sell to automotive collision repair shops and smaller parts distributors.

The key competitive elements for distribution centers are service, price and breadth of product line. All Company-owned jobbers and most other independent jobbers are located within overnight delivery distance by the Company's delivery fleet or common carrier from one of the Company's distribution centers. This enables the Company's distribution centers to replenish jobber merchandise on a daily basis and enables the jobber to carry reduced amounts of inventory. The Company's jobber stores are served primarily by the Company's distribution centers.

Most jobber sales are made to repair shops, service stations and mechanics who perform installation and repairs. A repair facility typically stocks a few parts and purchases parts from the jobber as required. Thus, delivery time and product availability are critical competitive factors. Repairs are also made by car owners who go directly to the jobber for required parts. As a consequence, many of the Company's jobber stores have been remodeled to provide larger, well-lighted retail display areas and to utilize promotional displays and advertising to attract the do-it-yourself car owner. Breadth of parts selection and customer assistance are primary attractions for the car owner. Some of the jobber stores have machine shops which offer services such as cylinder head grinding, brake drum lathe work and valve refacing.

The automotive parts aftermarket is highly fragmented with the majority of distribution centers and jobbers being relatively small and privately owned. The Alaskan market is the only one in which the Company is a major factor. Republic has acquired its distribution centers and jobber stores in what it considers to be advantageous market areas. New jobber stores opened or acquired by the Company are located so as to be supplied primarily from Company-owned distribution centers. This favorably affects economics in material handling, delivery and local advertising costs.

(b) Industry Segment: Republic sells primarily automotive replacement parts and related merchandise which the Company considers to be one industry segment under Statement of Financial Accounting Standards No. 14. No single class of similar products, services or customers has contributed as much as 10% of total sales and revenues of the Company.

(c)(1)(i) The Company competes with numerous distribution outlets of parts manufacturers and automobile manufacturers, as well as other parts distributors, including some of the large national retail chain stores. The automotive replacement parts industry is highly competitive and is becoming more competitive as the major automotive manufacturers now manufacture and distribute replacement parts for other models in addition to their own. Some of its competitors have much greater financial resources than the Company. The sales volume of the entire Company, in the aggregate, represented less than 1% of the total automotive replacement parts market.

Damages and normal wear create a continuing demand for replacement parts. The number of automobiles and trucks registered in the United States has increased continually. However, the principal manufacturers of automobiles and trucks in recent years continue to improve the quality of their products and grant longer warranties on certain parts included in new vehicles. As a result the average age of vehicles is increasing. The Company is unable to assess what effect, if any, these factors may have on demand for the replacement parts it distributes.

     (iii) The Company purchases all of its products from approximately 100 principal manufacturers and other suppliers, some of whom are competitors of the Company and some of whom are in foreign countries. No material part of the Company's purchases is dependent on a single supplier.

     (iv) Patents, licenses, franchises, concessions held, research activities and environmental control are not significant in the business of the Company.

     (v) No material part of the Company's business is significantly seasonal; however, summer sales generally exceed winter sales.

     (vi) The Company provides rights to return merchandise for parts purchased by its customers in excess of their needs, certain defective items and used parts which are returned to the Company's suppliers to be remanufactured, as well as certain obsolete parts which are returned to the Company's suppliers generally for full credit.

     (vii) No material part of the Company's business is dependent upon a single customer or upon very few customers.

     (viii) Backlog is not significant in the business of the Company.

     (ix) No material portion of the Company's business is dependent upon the U.S. Government.

     (xiii) The Company employs approximately 1,300 persons. Union contracts in two states cover less than 2% of these employees and employee relations are considered satisfactory by the Company.

(d) The Company does not engage in operations in foreign countries and no material portion of its sales or revenues are derived from customers in foreign countries.

ITEM 2.   PROPERTIES.

The Company and its subsidiaries occupy and operate distribution centers and jobber stores at the following locations:

                                                                                                                         LEASED
                                                                                            FLOOR SPACE                    OR
TYPE OF FACILITY                    LOCATION                                               (SQUARE FEET)                 OWNED
-------------------------------------------------------------------------------------------------------------------------------
Executive Offices                   Brentwood, TN                                              17,830                    Leased

Distribution Centers                Anchorage, Alaska                                          56,400                    Leased
                                    Atlanta, Georgia                                           44,100                    Leased
                                    Austin, Texas                                              16,600                    Leased
                                    Charlotte, North Carolina                                  66,000                    Leased
                                    Chillicothe, Missouri                                      32,500                     Owned
                                    Columbia, South Carolina                                   20,000                    Leased
                                    Cullman, Alabama                                           30,000                    Leased
                                    Davenport, Iowa                                            42,000                    Leased
                                    Denver, Colorado                                           50,500                    Leased
                                    Des Moines, Iowa                                           57,800                    Leased
                                    Duluth, Minnesota                                          30,000                    Leased
                                    El Centro, California                                      17,700                    Leased
                                    Export, Pennsylvania                                       66,000                    Leased
                                    Greensboro, North Carolina                                 23,600                    Leased
                                    Harlingen, Texas                                            3,600                    Leased
                                    Indianapolis, Indiana                                      20,500                    Leased
                                    Jackson, Mississippi                                       62,800                    Leased
                                    Jackson, Tennessee                                          5,000                    Leased
                                    Latham, New York                                           38,100                    Leased
                                    Marquette, Michigan                                        12,000                    Leased
                                    Nashville, Tennessee                                       78,000                    Leased
                                    St. Louis, Missouri                                        60,700                    Leased
                                    San Antonio, Texas                                          9,000                    Leased
                                    Raleigh, North Carolina                                    33,300                    Leased
                                    Tacoma, Washington                                         57,900                    Leased
                                    Tyler, Texas                                                5,000                    Leased

Jobber Stores                       Thirteen in Alaska                                         64,000                   2 Owned
                                                                                                                      11 Leased
                                    One in Arizona                                              8,600                    Leased
                                    Four in California                                         24,900                    Leased
                                    One in Colorado                                             1,000                    Leased
                                    One in Illinois                                             6,000                    Leased
                                    Six in Indiana                                             23,200                    Leased
                                    Six in Iowa                                                30,900                    Leased
                                    Six in Michigan                                            67,200                    Leased
                                    Six in Minnesota                                           38,500                    Leased
                                    Fourteen in Missouri                                       84,300                    Leased
                                    Two in North Carolina                                       6,700                    Leased
                                    Twenty-four in Pennsylvania                               153,100                    Leased
                                    Six in Wisconsin                                           33,200                    Leased
                                    One in Washington                                           1,000                    Leased

The longest lease binds the Company through July 6, 2007. The Company is fully utilizing all of its owned and leased facilities. The Company believes its facilities are adequate for its present and immediately foreseeable needs. The Company owns substantially all of the equipment used in its facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has been named as defendant in legal proceedings incidental to the ordinary conduct of its business operations. Management is vigorously defending these proceedings and believes none will have a significant impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the calendar year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The prices in the table below represent the high and low sales price for the common stock as reported in The Nasdaq Stock Market under the symbol RAUT. At March 22, 1996, there were 493 stockholders of record.

                                                               CLOSING PRICES
                                                        1995                    1994
                                                      ---------------------------------
QUARTER                                               HIGH     LOW      HIGH      LOW
---------------------------------------------------   ----     ---      ----      ---
First .............................................   16 3/4   13       18 1/2   11 3/4
Second ............................................   15 1/4   12 3/4   17 3/4   15 1/4
Third .............................................   15 1/2   14       18       15
Fourth ............................................   14 3/4   11 1/2   15 3/4   13

The Company did not pay dividends in 1995 and 1994 and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                       YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share amounts)            1995       1994       1993        1992      1991
--------------------------------------------------------------------------------------------------------------
Net sales .............................................   $154,611   $138,295   $ 91,683   $ 84,205   $ 80,245
Income before income taxes, extraordinary
   item and accounting changes ........................      3,305      6,908      4,604      3,615      2,891
Net income ............................................      1,884      4,248      1,862      2,194      1,770
Net income per share* .................................        .53       1.22        .58        .70        .56
Cash dividend declared per share ......................       None       None       None       None       None
Total Assets ..........................................     99,788     78,258     62,077     47,250     45,411
Long-term debt ........................................     30,094     18,925      6,945      5,758      7,272

*Earnings per share for 1993 include reduction of earnings for the cumulative effect of changes in accounting principles of $0.28 on a fully diluted basis. Net income per share for 1991 includes an extraordinary credit of $0.01 per share, from utilization of operating carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes to consolidated financial statements.

                            RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data in dollar amount and as a percentage of net sales:


                                                                                Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                              1995                       1994                        1993
                                                      --------------------        -------------------         ------------------
                                                      DOLLAR       % OF            Dollar     % of            Dollar     % of
(Dollars in thousands)                                AMOUNT     NET SALES         Amount   Net Sales         Amount   Net Sales
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $154,611     100.0%         $138,295     100.0%        $91,683    100.0%
Cost of products sold                                   97,131      62.8            87,691      63.4          56,610     61.7
                                                      --------    ------          --------     -----         -------   ------
Gross profit                                            57,480      37.2            50,604      36.6          35,073     38.3
Selling, general and administrative expenses            50,606      32.7            43,142      31.2          30,658     33.4
                                                      --------    ------          --------     -----         -------   ------
Operating income                                         6,874       4.5             7,462       5.4           4,415      4.9
Interest income                                            394        .2               397        .3             403       .4
Interest expense                                        (1,828)     (1.2)           (1,042)      (.8)           (358)     (.4)
Other income and expense                                (2,135)     (1.4)               91        .1             144       .1
                                                      --------    ------          --------     -----         -------   ------
Income before income taxes and cumulative
   effect of changes in accounting principles            3,305       2.1             6,908       5.0           4,604      5.0
Income taxes                                             1,421        .9             2,660       1.9           1,837      2.0
Cumulative effect of changes in
   accounting principles                                                                                        (905)    (1.0)
                                                      --------    ------          --------     -----         -------   ------
Net income                                            $  1,884       1.2%         $  4,248       3.1%        $ 1,862      2.0%
                                                      ========    ======          ========     =====         =======   ======


1995 COMPARED TO 1994

Net sales increased $16,316,000, or 11.8%, from $138,295,000 in 1994 to
$154,611,000 in 1995. Acquisitions on July 7, 1995 (one distribution center and 23 stores in metropolitan Pittsburgh, Pennsylvania) and August 31,1995 (three automotive body parts distribution centers in Texas) added $16,313,000 in net sales. Fenders & More, Inc. distribution centers opened in 1994 (one distribution center) and 1995 (three distribution centers) added additional net sales of $5,122,000. These increases in net sales due to acquisitions and new locations were offset by decreases in net sales at the Company's traditional automotive hard parts distribution centers and jobber stores due to the mild 1994-95 winter weather, a generally soft retail economy plus competitive pressures in some of the Company's trading areas. Sales attributable to properties and operations included in both years ended December 31,1995 and 1994 were $98,958,000 and $102,966,000, respectively. The number of jobber stores owned and operated by the Company increased by a net of 23 stores in 1995. Acquisitions added 25 new jobber stores. Three new jobber stores were opened while five marginally profitable stores were either sold or closed.

Gross profit for 1995 was $57,480,000, or 37.2% of net sales, compared with $50,604,000, or 36.6% of net sales in 1994. The changes in cost of products sold are generally consistent with changes in net sales; however, the gross profit percentage for 1995 increased slightly due to the shift in the mix of wholesale and retail sales as a result of acquisitions, the opening of new operations and the sale or closing of Company-owned jobber stores.

Selling, general and administrative expenses were $50,606,000, or 32.7% of net sales, compared with $43,142,000, or 31.2% of net sales in 1994. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by acquisitions in 1995 and start-up expenses related to the new Fenders & More, Inc. distribution centers. Additionally, the aforementioned shift in mix of business, which resulted in higher gross margins, also resulted in higher expense levels.

Operating income was $6,874,000, or 4.5% of net sales, compared with $7,462,000, or 5.4% of net sales in 1994. Increased expenses related to acquisitions and planned start-up expenses at the new Fenders & More, Inc. distribution centers accounted for the decrease in operating income.

Interest expense was $1,828,000, or 1.2% of net sales, compared with $1,024,000, or 0.8% of net sales in 1994. The increase in interest expense is principally due to the higher borrowing levels resulting from the Company's investment in acquisitions and the expansion of its Fenders & More, Inc. business as well as the impact of changes in interest rates compared to the prior year. Other income and expense included $2,150,000 to settle an adverse litigation verdict affirmed by the Michigan State Appellate Court in June 1995.

The Company's total effective income tax rate was 43.0% in 1995 compared to 38.5% in 1994. These differences from the statutory federal rate are due mostly to the impact of state income taxes as further discussed in Note 7 to the consolidated financial statements.

Net income was $1,884,000, or 1.2% of net sales, compared with $4,248,000, or 3.1% of net sales in 1994. The decrease in net income resulted primarily from the litigation settlement, increased selling, general and administrative expenses and interest expense discussed above.



                                    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         1995
                         ----                          FIRST     SECOND       THIRD      FOURTH     TOTAL
(Dollars in thousands, except per-share amounts)      QUARTER    QUARTER     QUARTER     QUARTER   FOR YEAR
-----------------------------------------------------------------------------------------------------------
Net Sales .........................................   $ 32,908   $ 36,413    $ 43,752   $ 41,538   $154,611
Gross Profit ......................................     12,379     13,284      16,294     15,523     57,480
Net Income (Loss) .................................        627       (395)      1,239        413      1,884
Net Income (Loss) per share* ......................        .18       (.11)        .35        .12        .53

                         1994
                         ----
Net Sales .........................................   $ 30,558   $ 37,808    $ 36,578   $ 33,351   $138,295
Gross Profit ......................................     10,790     13,409      13,512     12,893     50,604
Net Income ........................................        589      1,359       1,332        968      4,248
Net Income per share* .............................        .17        .39         .39        .28       1.22

* (The sum of reported quarterly earnings per share differs from annual earnings per share due to rounding.)

A year-end adjustment for LIFO expense resulted in decreasing net income during the fourth quarter of 1995 by approximately $143,000 ($0.04 per share).

1994 COMPARED TO 1993

Net sales increased $46,612,000, or 50.8%, from $91,683,000 in 1993 to
$138,295,000 in 1994. Acquisitions on January 28, 1994 (two automotive body parts distribution centers in Nashville, Tennessee and Atlanta, Georgia), April 11, 1994 (five jobber stores in Indianapolis, Indiana) as well as a full year of sales from the acquisition of the Automotive division of AEA, Incorporated on September 27, 1993 accounted for $46,560,000 in increased net sales. Sales attributable to properties and operations included in both years ended December 31,1994 and 1993 were $84,420,000 and $82,247,000, respectively. The number of jobber stores owned and operated by the Company decreased by a net of 7 stores in 1994. Acquisitions added five new jobber stores. One new jobber store was opened while 13 marginally profitable stores were either sold or closed.

Gross profit for 1994 was $50,604,000, or 36.6% of net sales, compared with $35,073,000, or 38.3% of net sales in 1993. The changes in cost of products sold are generally consistent with changes in net sales; however, the gross profit percentage for 1994 decreased due to the shift in the mix of wholesale and retail sales as a result of the acquisitions discussed above and the sale or closing of Company-owned jobber stores.

Selling, general and administrative expenses were $43,142,000, or 31.2% of net sales, compared with $30,658,000, or 33.4% of net sales in 1993. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by the acquisitions made in 1994 and the latter part of 1993. Additionally, the aforementioned shift in mix of business, which resulted in lower gross margins, does not require as high an expense level.

Operating income was $7,462,000, or 5.4% of net sales, compared with $4,415,000, or 4.9% of net sales in 1993. The increase in operating income was generally consistent with the increase in net sales.

Interest expense was $1,042,000, or 0.8% of net sales, compared with $358,000, or 0.4% of net sales in 1993. The increase in interest expense is principally due to the higher borrowing levels resulting from the Company's investment in acquisitions and the expansion of its Fenders & More, Inc. business as well as the impact of changes in interest rates compared to the prior year.

The Company's total effective income tax rate was 38.5% in 1994 compared to 39.9% in 1993. These differences from the statutory federal rate are due mostly to the impact of state income taxes as further discussed in Note 7 to the consolidated financial statements.

Net income was $4,248,000, or 3.1% of net sales, compared with $1,862,000, or 2.0% of net sales in 1993. The Company adopted the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes" in 1993 which reduced net income by $905,000.

                       LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: For the year ended December 31, 1995, operating activities provided $4,533,000 of net cash primarily from net earnings, depreciation and amortization and accounts payable which was offset by increases in accounts receivable and income taxes recoverable. Investing activities used $13,788,000 of cash, principally consisting of the Company's investment in acquisitions and capital expenditures. Financing activities provided $9,378,000 of cash principally resulting from net borrowings under the Company's Revolving Credit Agreement which were used to finance acquisitions.

For the year ended December 31, 1994, operating activities used $1,993,000 of net cash reflecting uses of cash from operating activities to increase inventories and reduce accounts payable which was offset by net earnings and depreciation and amortization. Investing activities used $4,753,000 of cash, principally consisting of the Company's investment in acquisitions and capital expenditures. Financing activities provided $5,897,000 of cash principally resulting from net borrowings under the Company's Revolving Credit Agreement.

For the year ended December 31, 1993, operating activities provided $10,067,000 of net cash primarily from net earnings, depreciation and amortization, reductions in inventory and increases in accounts payable and other long-term liabilities. Investing activities used $8,512,000 of cash, principally consisting of the Company's investment in acquisitions and capital expenditures. Financing activities were not significant in 1993.

Working Capital: The Company's ratio of current assets to current liabilities was 3.2 at the end of 1995 compared with 3.8 at the end of 1994. Working capital at December 31, 1995 was $51,741,000 compared with $44,638,000 at December 31, 1994. The increase in working capital at December 31, 1995 was primarily related to higher accounts receivable and inventories offset by accounts payable resulting from the acquisitions made in 1995. This increase in working capital was financed by borrowings under the Revolving Credit Agreement. Cash increased by $123,000 from $2,675,000 at December 31, 1994 to $2,798,000 at December 31, 1995.

Credit Facilities: At December 31, 1995, the Company had available cash resources of $35,000,000 from banks, of which $28,000,000 was utilized. A revolving credit note agreement is the cornerstone of the Company's credit facilities. Note 8 to the consolidated financial statements contains a more complete explanation of the Company's credit facilities.

Capital Expenditures and Acquisitions: Capital expenditures, excluding new business acquisitions, were $2,255,000 and $1,933,000 for 1995 and 1994, respectively. Normal replacement of equipment and fixtures and the opening of new Fenders & More, Inc. distribution centers accounted for the majority of capital expenditures. The Company has made a number of strategic acquisitions during the three years ended December 31, 1995. Note 6 to the consolidated financial statements contains a more complete explanation of these acquisitions. The Company anticipates future growth will come from further strategic acquisitions as well as additional openings of new distribution centers by its subsidiary Fenders & More, Inc. Five new locations are planned to be opened by Fenders & More, Inc. during 1996 including the new distribution center opened in Tyler, Texas in January 1996.

Sources of Liquidity: Although no other definitive arrangements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for additional location openings and anticipated acquisitions, if any.

                          SEASONALITY AND INFLATION

Historically, the Company's net sales have been higher during April through September of each year than during the other months of the year. In addition, the demand for the Company's traditional automotive hard parts is somewhat affected by weather conditions as is the automotive body parts business. The Company's results of operations from period to period may be affected by such weather conditions. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure while milder weather tends to depress sales. Severe winter weather tends to enhance the Company's automotive body part sales due to a higher incidence of automotive collisions. The mild winter of 1994-95 did not enhance sales of the Company's products.

Although inflation has slowed dramatically in recent years, it is still a significant factor for the Company as inventories comprise more than one-half of total assets. In general, the Company offsets increased costs by increasing sales prices as recommended by suppliers. Price increases due to inflation were estimated to be less than 2% per year for each of the last three years.

The Company uses the LIFO method of accounting for most of its inventories. Under this method, the cost of products sold reported in the consolidated financial statements approximates current costs and thus reduces the distortion in reported income due to increasing costs. Note 4 to the consolidated financial statements contains additional detail concerning LIFO's effect on the Company.

                           NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. The Company is required to adopt either the new accounting rules or the new disclosure rules of SFAS No. 123 no later than its year ended December 31, 1996. The Company expects to adopt the new disclosure requirements of SFAS No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company, together with the Report of Independent Accountants, are set forth on pages 10 through 21 in this report.

                          4400 Harding Road            Telephone 615 292 5000
                          Nashville, TN 37205

    PRICE WATERHOUSE LLP                                        [LOGO]

                      REPORT OF INDEPENDENT ACCOUNTANTS


February 22, 1996

To the Board of Directors
and Stockholders of Republic Automotive Parts, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 22 present fairly, in all material respects, the financial position of Republic Automotive Parts, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 7 and 11, the Company changed its methods of accounting for income taxes and postretirement benefits in 1993.


/s/  Price Waterhouse LLP

Republic Automotive Parts, Inc.

--------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
(Dollars in thousands)                                                          1995             1994
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $   2,798         $   2,675
   Accounts and notes receivable, less allowance for doubtful
      accounts of $490,000 and $518,000                                         14,063            12,090
   Inventories                                                                  52,732            42,075
   Deferred income taxes                                                         2,972             2,424
   Income taxes recoverable                                                      1,452               199
   Prepaid expenses and other current assets                                     1,031             1,098
                                                                             ---------         ---------
      Total current assets                                                      75,048            60,561

PROPERTY, PLANT AND EQUIPMENT, NET                                               9,266             6,785
LONG-TERM NOTES RECEIVABLE                                                         693               920
DEFERRED PENSION ASSET                                                           3,298             3,140
GOODWILL AND OTHER INTANGIBLES, less accumulated
   amortization of $1,802,000 and $1,275,000                                    11,483             6,852
                                                                             ---------         ---------
                                                                             $  99,788         $  78,258
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable and long-term debt due within one year                        $ 1,964           $   625
   Accounts payable                                                             15,800            10,727
   Accrued compensation and employee benefits                                    2,467             2,401
   Accrued taxes and other liabilities                                           3,076             2,170
                                                                             ---------         ---------
      Total current liabilities                                                 23,307            15,923

LONG-TERM DEBT                                                                  30,094            18,925
DEFERRED INCOME TAXES                                                            1,682             1,435
OTHER LONG-TERM LIABILITIES                                                      1,707             1,860

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

STOCKHOLDERS' EQUITY
   Preferred stock of $1.00 par value:
      Authorized - 150,000; Issued - none
   Junior Participating Cumulative
      Preferred Stock at $1.00 par value
      Authorized - 50,000 shares; Issued - none

   Common stock of $.50 par value:
      Authorized - 5,000,000 shares
      Issued - 3,460,983 shares in 1995 and 3,391,751 shares in 1994             1,730             1,696
   Additional paid-in capital                                                   24,913            23,948
   Retained earnings                                                            17,160            15,276
   Treasury stock, at cost: 73,165 shares                                         (805)             (805)
                                                                             ---------         ---------
                                                                                42,998            40,115
                                                                             ---------         ---------
                                                                             $  99,788         $  78,258
                                                                             =========         =========

   The accompanying notes are an integral part of these financial statements.


Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                                                   For the Year Ended
                                                                                                      December 31,
(Dollars in thousands, except per-share data)                                               1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                 $154,611       $138,295        $91,683

COSTS AND EXPENSES
   Cost of products sold                                                                    97,131         87,691         56,610
   Selling, general and administrative expenses                                             50,606         43,142         30,658
                                                                                          --------       --------        -------
OPERATING INCOME                                                                             6,874          7,462          4,415

INTEREST INCOME                                                                                394            397            403
INTEREST EXPENSE                                                                            (1,828)        (1,042)          (358)
OTHER INCOME AND EXPENSE (Note 12)                                                          (2,135)            91            144
                                                                                          --------       --------        -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                                3,305          6,908          4,604

PROVISION FOR INCOME TAXES                                                                   1,421          2,660          1,837
                                                                                          --------       --------        -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
   IN ACCOUNTING PRINCIPLES                                                                  1,884          4,248          2,767

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (net of related income tax benefit of $484,000)                                                               (905)
                                                                                          --------       --------        -------

NET INCOME                                                                                $  1,884       $  4,248        $ 1,862
                                                                                          ========       ========        =======
EARNINGS PER COMMON SHARE
   Primary:
      Income before accounting changes                                                    $   0.53       $   1.22        $  0.90
      Cumulative effect of changes in accounting principles                                                                (0.30)
                                                                                          --------       --------        -------
      Net income                                                                          $   0.53       $   1.22        $  0.60
                                                                                          ========       ========        =======
   Fully diluted:
      Income before accounting changes                                                    $   0.53       $   1.22        $  0.86
      Cumulative effect of changes in accounting principles                                                                (0.28)
                                                                                          --------       --------        -------
      Net income                                                                          $   0.53       $   1.22        $  0.58
                                                                                          ========       ========        =======
Weighted average common and common equivalent shares outstanding:

      Primary                                                                                3,526          3,479          3,064
                                                                                          ========       ========        =======
      Fully-diluted                                                                          3,526          3,479          3,225
                                                                                          ========       ========        =======



   The accompanying notes are an integral part of these financial statements.


Republic Automotive Parts, Inc.
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common stock                                    Restricted       Treasury stock
                                        --------------------       Additional                 stock,      ---------------------
                                          Number                    paid-in      Retained    unvested      Number
(Dollars in thousands)                  of shares      Amount       capital      earnings     portion     of shares     Amount
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992              2,961       $1,480        $19,856       $ 9,166     $   (57)          23      $(187)
Restricted stock amortized                                                                         44
Stock options exercised                     176           88          1,235                                     50       (618)
Net income                                                                          1,862
                                          -----       ------        -------       -------     -------        -----      -----
Balance at December 31, 1993              3,137        1,568         21,091        11,028         (13)          73       (805)

Restricted stock amortized                                                                         13
Restricted stock tax benefit                                            180
Stock issued                                255          128          2,677
Net income                                                                          4,248
                                          -----       ------        -------       -------     -------        -----      -----
Balance at December 31, 1994              3,392        1,696         23,948        15,276                       73       (805)

Stock issued                                 69           34            965
Net income                                                                          1,884
                                          -----       ------        -------       -------     -------        -----      -----
Balance at December 31, 1995              3,461       $1,730        $24,913       $17,160     $  -              73      $(805)
                                          =====       ======        =======       =======     =======        =====      =====





   The accompanying notes are an integral part of these financial statements.


Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                    For The Year Ended
                                                                                                       December  31,
(Dollars in thousands)                                                                      1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                                                             $  1,884       $  4,248        $ 1,862
   Adjustments to reconcile net income to net cash
   (used) provided by operations:
      Depreciation                                                                           2,027          1,611          1,022
      Amortization of intangibles                                                            1,034            806            211
      Provision for losses on accounts receivable                                              424            259            225
      Provision for deferred pension income                                                   (158)          (289)          (213)
      Loss (gain) on disposal of property, plant and equipment                                   5            (38)           (57)
      Deferred income taxes                                                                   (210)            82           (278)
      Change in assets and liabilities net of effects from acquisitions:
         Accounts and notes receivable                                                        (560)          (564)           126
         Income taxes recoverable                                                           (1,253)
         Inventories                                                                          (702)        (4,416)         1,964
         Prepaid expenses and other current assets                                              84            (72)           (84)
         Accounts payable                                                                    2,190         (3,498)         3,896
         Accrued compensation and employee benefits                                           (246)           205             49
         Accrued taxes and other liabilities                                                   585            127            (12)
         Other long-term liabilities                                                          (571)          (454)         1,356
                                                                                          --------       --------        -------
         Net cash provided (used) by operating activities                                    4,533         (1,993)        10,067
                                                                                          --------       --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from the sale of property, plant and equipment                                   116            273            213
     Acquisitions, net of cash acquired (Notes 3 and 6)                                    (11,649)        (3,093)        (8,105)
     Capital expenditures                                                                   (2,255)        (1,933)          (620)
                                                                                          --------       --------        -------
          Net cash used in investing activities                                            (13,788)        (4,753)        (8,512)
                                                                                          --------       --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from borrowings on revolving credit agreement                                 14,375         18,400          9,800
     Payments under revolving credit agreement                                              (4,575)        (6,200)        (9,300)
     Payments on long-term debt and notes payable                                             (649)        (6,499)        (1,307)
     Decrease in long-term notes receivable                                                    227             16            283
     Proceeds from exercise of stock options                                                                  180            705
                                                                                          --------       --------        -------
          Net cash provided by financing activities                                          9,378          5,897            181
                                                                                          --------       --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           123           (849)         1,736

Cash and cash equivalents at beginning of year                                               2,675          3,524          1,788
                                                                                          --------       --------        -------
Cash and cash equivalents at end of year                                                  $  2,798       $  2,675        $ 3,524
                                                                                          ========       ========        =======




   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

Republic Automotive Parts, Inc. (the "Company") distributes new automotive aftermarket replacement parts through a network of distribution centers and jobber stores. The Company is a member of the American Marketing Association ("AMA") through which it is licensed to use the nationally known "All-Pro Auto Parts" merchandising name. This association of operators of auto parts stores ranks as one of the largest in the nation with 80 warehouse distributor members and 1,800 jobber store members throughout the United States. As a member of AMA, the Company is able to offer high-quality parts at meaningful savings to its customers in the automotive aftermarket repair parts and service segment of the United States economy.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
The accompanying financial statements include the accounts of Republic Automotive Parts, Inc. and all subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
Highly liquid investments purchased with an original maturity of less than three months are classified as cash equivalents.

Financial Instruments
The Company has various financial instruments, including cash, accounts and notes receivable, accounts payable and accrued liabilities and debt. The carrying values of these financial instruments approximate their fair market values.

Inventories
Inventories, consisting principally of automotive replacement parts, are stated at the lower of cost or market. Cost is determined by the last-in, first-out
(LIFO) method for the majority of the Company's inventories. The costs of remaining inventories are determined by average cost methods.

Inventory Rebates
The Company receives inventory rebates from a majority of its suppliers under numerous purchasing incentive programs. The volume of rebates received generally increases as annual purchasing volume increases. The Company records the receipt of these rebates as an offset to cost of products sold as the rebates are earned and become estimable.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

         Land improvements                             --   10 to 20 years
         Buildings and building improvements           --    5 to 30 years
         Equipment and fixtures                        --    3 to 15 years

Leasehold improvements are amortized over the terms of the related leases.

Goodwill and Other Intangibles
Goodwill is amortized using the straight-line method principally over 15 years. Other intangibles, comprising principally non-competition agreements, are amortized over their respective terms. The realizability of intangible assets are periodically reassessed to determine continuing benefit.

Income Taxes
The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993 without retroactive application to earlier years (Note 7). Under Statement No. 109, the liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Earnings Per Common Share
Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Reclassifications
Certain balances in 1994 and 1993 have been reclassified to conform with current year presentation.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Cash interest payments during 1995, 1994 and 1993 totalled $1,839,000, $936,000 and $392,000, respectively. Cash payments for income taxes net of refunds totalled $2,844,000 in 1995, $2,535,000 in 1994 and $1,440,000 in 1993.

The following table summarizes non-cash investing and financing activities related to the Company's acquisitions in 1995, 1994 and 1993.


(Dollars in thousands)                                                                      1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
            Fair value of assets acquired, other than cash                               $  19,940       $ 12,595       $ 14,563
            Common stock issued                                                             (1,000)        (2,805)
            Note payable issued                                                             (3,157)          (835)        (4,912)
            Cash paid                                                                      (11,649)        (3,093)        (8,105)
                                                                                         ---------       --------       --------
            Liabilities assumed or incurred                                              $   4,134       $  5,862       $  1,546
                                                                                         =========       ========       ========

NOTE 4 - INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 86% of inventories in 1995 and 90% of inventories in 1994. Replacement cost of the inventories exceeded the LIFO carrying amount by approximately $4,807,000 at December 31, 1995 and $4,284,000 at December 31, 1994. The Company provides a reserve in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" in the amount of $381,000 at December 31, 1995 and $318,000 at December 31, 1994.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following:

                                                                                               December 31,
(Dollars in thousands)                                                                     1995           1994
-----------------------------------------------------------------------------------------------------------------
            Land and land improvements                                                  $      261      $     239
            Buildings and building improvements                                              1,083          1,079
            Leasehold improvements                                                           1,261          1,247
            Equipment and fixtures                                                          16,791         12,944
                                                                                        ----------      ---------
                                                                                            19,396         15,509
            Accumulated depreciation and amortization                                      (10,130)        (8,724)
                                                                                        ----------      ---------
                                                                                        $    9,266      $   6,785
                                                                                        ==========      =========

NOTE 6 - BUSINESS COMBINATIONS:

The Company acquired certain assets of Beacon Auto Parts Company ("BAP), a privately-held distributor of automotive replacement parts and supplies in metropolitan Pittsburgh, Pennsylvania on July 7, 1995. The purchase price was $12,816,000. In addition, the Company assumed $3,305,000 of trade payables and accrued expenses. Of the purchase price, $1,000,000 was paid through the issuance of 69,232 shares of common stock, $2,000,000 by the issuance of a subordinated promissory note, $8,660,000 in cash paid at closing and $1,157,000 to be paid following settlement. Additional contingent purchase price payments over the next two and one-half years of up to $2,500,000 based on the operations of the acquired business meeting certain targets may be due to the selling parties. The Company also entered into a non-competition undertaking providing for payments aggregating $500,000 over five years. Direct acquisition costs of $179,000 were also incurred. The assets acquired were recorded at their fair values of $9,320,000 for inventory, $1,605,000 for accounts receivable, $1,971,000 for equipment, furniture, fixtures and vehicles, $116,000 for prepaid expenses, deferred tax asset and petty cash, $418,000 for non-competition undertaking and $3,288,000 for goodwill. The acquisition was accounted for under the purchase method with the results of Beacon Auto Parts Company included in the Consolidated Statements of Income from the acquisition date.

The Company also purchased certain assets of PartsNet Incorporated, a privately-held distributor of automotive crash parts based in Austin, Texas with additional facilities in San Antonio and Harlingen, Texas on August 31, 1995. The consideration was given in the form of cash ($2,999,000) and the undertaking of certain liability payments in the amount of $215,000.

The Company purchased certain assets of Piston Service Company of Indiana, Inc. ("PSC"), a privately-held distributor of automotive parts operating five jobber stores based in Indianapolis, Indiana, on April 11, 1994. The consideration was given in the form of cash ($3,927,000 of which $3,092,000 was paid at closing with the balance due at settlement) and the undertaking of certain liability payments (in the amount of $435,000). The assets acquired were recorded at their estimated fair values of $1,675,000 for inventory, $756,000 for accounts receivable, $321,000 for property, plant and equipment, $13,000 for prepaid expenses and supplies, $50,000 for non-competition agreement and $1,547,000 for goodwill.

The Company acquired all of the outstanding common stock of Fenders & More, Inc. ("F&M"), a privately held distributor of automotive crash parts based in Nashville, Tennessee on January 28, 1994. The transaction involved a tax-free exchange of 255,000 shares of common stock of the Company valued at $2,805,000. The acquisition was accounted for under the purchase method with the results of Fenders & More, Inc. included in the Consolidated Statements of Income from the acquisition date. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $3,407,000.

The Company purchased the assets of the Automotive Division of AEA, Incorporated ("AEA") on September 27, 1993. The consideration was given in the form of cash ($9,934,000), the undertaking of certain liability payments ($1,546,000) and the issuance of a note payable ($1,154,000). The note payable was issued with interest computed at six percent with annual payments including accrued interest over a term of five years. Direct acquisition costs of $85,000 were also incurred. The stockholders of AEA also entered into non-competition agreements whereby they would receive payments aggregating $2,000,000 over four years. The assets acquired were recorded at their estimated fair values of $8,549,000 for inventory, $2,324,000 for accounts receivable, $1,844,000 for non-competition agreements, $1,785,000 for equipment, furniture, fixtures and vehicles and $61,000 in prepaid expenses and supplies.

The following unaudited pro forma summary of financial information has been prepared as follows: for 1995, as though BAP had been acquired at the beginning of 1995; for 1994, as though both BAP and F&M had been acquired at the beginning of 1994; and for 1993, as though F&M and AEA had been acquired at the beginning of 1993. Pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the year, or of the results which may occur in the future.

                                                                                                YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share data)                                              1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)

            Net sales                                                                   $  168,182     $  167,460     $  129,379
                                                                                        ==========     ==========     ==========
            Income before income taxes                                                  $    3,823     $    8,083     $    5,042
                                                                                        ==========     ==========     ==========
            Net income                                                                  $    2,195     $    4,942     $    2,132
                                                                                        ==========     ==========     ==========
            Earnings per common share                                                   $     0.62     $     1.39     $     0.61
                                                                                        ==========     ==========     ==========

NOTE 7 - INCOME TAXES:

The provision for income taxes consists of the following:


(Dollars in thousands)                                                                      1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
            Current:
               Federal                                                                      $1,293         $2,182         $1,507
               State                                                                           330            424            287
                                                                                            ------         ------         ------
                                                                                             1,623          2,606          1,794
                                                                                            ------         ------         ------
            Deferred:
               Federal                                                                        (117)            45             33
               State                                                                           (85)             9             10
                                                                                            ------         ------         ------
                                                                                              (202)            54             43
                                                                                            ------         ------         ------
                                                                                            $1,421         $2,660         $1,837
                                                                                            ======         ======         ======

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate of 34% is as follows:

(Dollars in thousands)                                                                      1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
            Federal income taxes at statutory rate                                          $1,124         $2,349         $1,565
            State income taxes, net of federal tax benefit                                     293            283            212
            Other items, net                                                                     4             28             60
                                                                                            ------         ------         ------
                                                                                            $1,421         $2,660         $1,837
                                                                                            ======         ======         ======


The Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of this change ($163,000) is reported in the 1993 Consolidated Statements of Income as a current year charge to operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                December 31,
(Dollars in thousands)                                                                      1995           1994
-----------------------------------------------------------------------------------------------------------------
            Deferred tax assets (current):
               Inventory carrying value                                                     $1,705         $1,445
               Allowance for doubtful accounts                                                 192            217
               Vacation accrual                                                                399            283
               Future sales return                                                             150            121
               Provision for performance stock                                                 287            234
               Other                                                                           239            124
                                                                                            ------         ------
                  Net deferred tax asset                                                    $2,972         $2,424
                                                                                            ======         ======

            Deferred tax liabilities (non-current):
               Prepaid pension asset                                                        $1,295         $1,196
               Postretirement benefit obligation                                              (458)          (439)
               Depreciation                                                                    861            754
               Other                                                                           (16)           (76)
                                                                                            ------         ------
                  Net deferred tax liability                                                $1,682         $1,435
                                                                                            ======         ======

In connection with the business acquisitions made in 1995 and 1994 (see
Note 6), net deferred tax assets of $94,000 and $98,000, respectively, were recorded.

NOTE 8 - LONG-TERM DEBT:

Outstanding long-term debt is summarized as follows:

                                                                                                December 31,
(Dollars in thousands)                                                                      1995           1994
-----------------------------------------------------------------------------------------------------------------
            Revolving credit note, with interest at 6.75%
               at December 31, 1995                                                        $28,000        $18,200
            Notes payable in various installments at various
               interest rates not exceeding 10.0% through 1999                               4,058          1,350
                                                                                           -------        -------
                                                                                            32,058         19,550
            Less - current maturities                                                       (1,964)          (625)
                                                                                           -------        -------
                                                                                           $30,094        $18,925
                                                                                           =======        =======

The maturities of long-term debt at December 31, 1995, for the succeeding years and in the aggregate are as follows (in thousands):

               Year
               ----
               1996                                                                        $ 1,964
               1997                                                                            811
               1998                                                                            783
               1999                                                                         28,500
                                                                                           -------
                                                                                           $32,058
                                                                                           =======

The Company maintains a revolving credit agreement with a bank that extends through April 30, 1999. Under this agreement, the Company may borrow up to $35,000,000 at variable rates based upon the prime or Eurodollar. Credit availability is determined by a formula based upon accounts receivable and inventories. The Company is required to restrict declaration or payment of dividends and redemption or acquisition of capital stock and prior to May 1995 to maintain an average annual compensating balance of not less that $450,000. The Company is also required to maintain various financial ratios relating to minimum working capital, tangible net worth and indebtedness.

NOTE 9 - STOCKHOLDERS' EQUITY:

Stockholders' Rights Plan

The Company issued Junior Participating Cumulative Preferred Stock Purchase Rights to common stockholders in June 1992. Each right entitles the holder to purchase from the Company one one-hundredth share of Junior Participating Cumulative Preferred Stock, $1.00 par value. The rights are not and will not become exercisable unless certain change of control events occur. Authorized are 50,000 shares, none of which have been issued as of December 31, 1995.

Stock Compensation Plans

The Company maintains an incentive stock option plan for certain management employees. The plan allows issuance of non-qualified incentive stock options, restricted stock and/or performance shares to officers, employees and directors of the Company as approved by a committee of the Board of Directors. Shares available for issuance under the plan aggregate 450,000 common shares plus any unused shares reverting to the Company as a result of nonexercise of previously outstanding options. Compensation cost associated with any grant is charged to expense over the related vesting period. Options may be exercised in various amounts subsequent to vesting.

The activity of the stock option plans is summarized below.

                                                                          1995                              1994
                                                               ---------------------------       ----------------------------
                                                               SHARES                            Shares
                                                                UNDER            PRICE            Under             Price
                                                               OPTION            RANGE           Option             Range
                                                               ---------------------------       ----------------------------
Outstanding, January 1                                         208,000        $9.75-$13.25       125,000        $9.75 - $11.63
Granted                                                         49,000              $13.38        83,000                $13.25
Exercised
Expired
                                                               -------                           -------
Outstanding, December 31                                       257,000        $9.75-$13.38       208,000        $9.75 - $13.25
                                                               =======                           =======

Shares exercisable at end of year                              118,000                            66,600
                                                               =======                           =======

Shares available for grants at end of year                      23,411                            72,411
                                                               =======                           =======

The Board of Directors granted a performance share program to the Chairman during September 1989. Under the terms of the program, a maximum of 60,000 common shares, plus an additional number of shares equivalent to 12% per annum, may be issued. The award is to be credited in varying amounts over a ten year period as specified in the program; actual issuance of the shares will not occur until the earlier of September 1999 or occurrence of a terminating event specified by the program.

The stockholders also approved a restricted stock award plan for directors during 1989. A total of 42,000 of a maximum allowable 72,000 restricted shares were issued to directors and recorded as additional common shares issued. Compensation expense was recognized over a five year vesting period and the unvested portion of the grant was carried as a reduction of stockholders' equity. Compensation expense associated with this plan is not material. Until shares are vested with the directors, the plan precludes sale or transfer of the securities although the grantees may vote the shares and participate in dividends or other distributions.

NOTE 10 - LEASE COMMITMENTS:

The Company has numerous operating leases which relate principally to real estate and generally include renewal options ranging from one to ten years. Rental expense under these leases was $4,768,000 in 1995, $4,146,000 in 1994 and $3,001,000 in 1993.

At December 31, 1995 future minimum rental commitments under non-cancelable operating leases with terms in excess of one year, excluding payments for taxes, insurance and other expenses, were (dollars in thousands):

               Year
               ----
               1996                                                      $ 4,717
               1997                                                        4,065
               1998                                                        3,571
               1999                                                        2,524
               2000                                                        1,626
               Thereafter                                                  5,762
                                                                         -------
               Total minimum lease payments                              $22,265
                                                                         =======

NOTE 11 - PENSION AND POSTRETIREMENT PLANS:

The Company and its subsidiaries sponsor a defined benefit plan covering substantially all employees. Benefits under this plan generally are based upon the employee's years of service and compensation preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income taxes.

The following table summarizes the components of periodic pension income, the funded status of the plan and amounts recognized in the Company's financial statements.

(Dollars in thousands)                                                                      1995           1994           1993
---------------------------------------------------------------------------------------------------------------------------------
            Service cost-benefits earned during year                                       $   600        $   508        $   465
            Interest cost on projected benefit                                                 583            546            525
            Actual return on plan assets                                                    (2,110)           575         (1,503)
            Net amortization and deferral                                                      769         (1,918)           300
                                                                                           -------        -------        -------
            Net periodic pension income                                                    $  (158)       $  (289)       $  (213)
                                                                                           =======        =======        =======

            Projected benefit obligation, December 31                                      $(8,595)       $(6,812)       $(7,881)
            Plan assets at fair market value, primarily listed stocks                       11,985         10,529         11,671
                                                                                           -------        -------        -------
            Excess of plan assets over projected benefit obligation                          3,390          3,717          3,790
            Unrecognized net asset, December 31                                             (1,797)        (1,729)        (2,396)
            Unrecognized net loss and prior service cost                                     1,705          1,152          1,457
                                                                                           -------        -------        -------
            Deferred pension asset                                                         $ 3,298        $ 3,140        $ 2,851
                                                                                           =======        =======        =======

The discount rate and the increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.50% and 5%, respectively in 1995, compared to 8.25% and 5% in 1994 and 7.25% and 5% in 1993. The effect of the discount rate charge in 1995 was to increase the projected benefit obligation at December 31, 1995 by $924,000. The effect of the discount rate change in 1994 was to decrease the projected benefit obligation at December 31, 1994 by $1,246,000. The expected long-term rate of return on assets was 9.5% in 1995 and 1994 and 1993. The average remaining service lives of plan participants used to compute amortization of the projected obligation existing as of December 31, 1995 is 15 years.

The actuarial present value of vested and nonvested accumulated benefits as of January 1, 1995, for the plan was $5,472,000 and $748,000, respectively; net assets available for plan benefits at December 31, 1995 amounted to $11,985,000. The assumed average rate of return in determining the actuarial present value of accumulated plan benefits was 8.25%.

The Company also sponsors a defined contribution plan covering all full time, non-union employees with at least one year of continuous employment who are 21 years or older. Employee participation in the plan is optional. Company contributions are made monthly and are based upon participant contributions. Net expense under this plan was $318,000 in 1995, $261,000 in 1994 and $132,000 in 1993.

Certain union employees participate in a retirement plan sponsored by their union. Amounts charged to pension cost, representing the Company's required contribution to the plan, were $29,000 in 1995, $30,000 in 1994 and $34,000 in 1993.

The Company provides a maximum defined benefit of $75 per month to retirees and eligible spouses who took normal retirement from the Company prior to July 1, 1992 to enable them to purchase a Medicare supplement health care plan. The Company also provides these retirees a $2,500 life insurance death benefit. Active employees who meet the eligibility requirements for early retirement from the Company are able to purchase from the Company health care benefits at the Company's monthly COBRA premium rate. Upon becoming eligible for Medicare, these early retirees are no longer eligible for coverage under the Company's health care plan. These benefits are unfunded.

The Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $1,226,000 ($742,000 net of related income tax benefit) which represents the accumulated postretirement benefit obligation
(APBO). Prior to 1993, the Company recognized expense in the year the benefits were provided.

The following table summarizes the components of postretirement benefit cost and accumulated postretirement benefit liability recognized in the Company's financial statements at December 31:

(Dollars in thousands)                                                                      1995            1994          1993
----------------------------------------------------------------------------------------------------------------------------------
            Service cost - benefits earned during year                                     $    18        $    22        $    18
            Interest cost on projected benefit                                                 105             85            112
            Net amortization and deferral                                                        4
                                                                                           -------        -------        -------
            Net postretirement benefit cost                                                $   127        $   107        $   130
                                                                                           =======        =======        =======

            Accumulated postretirement benefit liability:

               Retirees                                                                    $(1,177)       $  (880)       $(1,209)
               Fully eligible participants                                                     (77)          (108)           (89)
               Other active participants                                                      (145)          (147)          (170)
                                                                                           -------        -------        -------
                                                                                            (1,399)        (1,135)        (1,468)
            Unrecognized net loss                                                              264              6            330
                                                                                           -------        -------        -------
            Net accumulated postretirement benefit liability                               $(1,135)       $(1,129)       $(1,138)
                                                                                           =======        =======        =======

The discount rate used in determining the APBO was 7.50% in 1995, 8.25% in 1994 and 7.25% in 1993. The assumed health care cost trend rate used in measuring the APBO was 11% for 1995, 1994 and 1993, over the next three years, ultimately declining to a rate of 7% in 1999. If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1995 would be increased 4.32%. The effect of this change on the sum of the service cost and interest cost components of net postretirement benefit cost for the year ended December 31, 1995 would be an increase of 5.95%.

NOTE 12 - LITIGATION SETTLEMENT:

In December 1995, the Company settled an adverse litigation verdict affirmed by the Michigan State Appellate Court in June 1995 by making a payment of $2,150,000 ($1,307,200 or $0.37 per share after tax). The Company had previously recognized a provision of $2,600,000 for this litigation action in June 1995.

NOTE 13 - CONTINGENT LIABILITIES:

The Company has been named as defendant in legal proceedings incidental to the ordinary conduct of its business operations. Management is vigorously defending these proceedings and believes none will have a significant impact on the Company's financial position or results of operations.

The Company was contingently liable as guarantor of various customers' installment notes payable to banks, secured by their inventories and other assets, amounting to approximately $780,000 at December 31, 1995 and $372,000 at December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company Disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and executive officers of the Company disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information with respect to executive compensation, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to security ownership of certain beneficial owners and management, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information with respect to certain relationships and related transactions, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 13, 1996 is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

                                                                                                                     PAGE IN
                                                                                                                    FORM 10-K
---------------------------------------------------------------------------------------------------------------------------------
     1.  Financial Statements.
           Report of Independent Accountants                                                                              9
           Consolidated Balance Sheets at December 31, 1995 and 1994                                                     10
           Consolidated Statements of Income for the three years ended December 31, 1995                                 11
           Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1995                    12
           Consolidated Statements of Cash Flows for the three years ended December 31, 1995                             13
           Notes to Consolidated Financial Statements                                                                 14-20

     2.  Financial Statement Schedules:
           VIII.Valuation and Qualifying Accounts and Reserves                                                           25
           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits--Index appears immediately preceding the exhibits.

     3(i), 4.1 Restated Certificate of Incorporation of the                  Incorporated by reference to Exhibit 4.1 to the
           Company, as amended.                                              Company's Registration Statement on Form S-8
                                                                             (No. 33-35-217) filed with the Commission on
                                                                             June 8, 1990.

     3(ii), 4.2  By-laws of the Company, as amended.                 Incorporated by reference to Exhibit 5.1 to the
                                                                     Company's Current Report on Form 8-K dated
                                                                     December 12, 1992.

     3(ii), 4.2.1 By-laws of the Company, as amended                 Incorporated by reference to Exhibit 3 to the Company's
                                                                     Quarterly Report on Form 10-Q for the quarter ended
                                                                     September 30, 1995 filed with the Commission on November 14,
                                                                     1995.

     4.3    Rights Agreement dated as of June 18, 1992               Incorporated by reference to Exhibit 1 to the
            between the Company and Registrar and                    Company's Current Report on Form 8-K
            Transfer Company, Rights Agent.                          dated June 23, 1992.

    10.1    Restricted Stock Plan for Directors.                     Incorporated by reference to Appendix A to the
                                                                     Company's definitive Proxy Statement dated
                                                                     March 27, 1989 sent in connection with the
                                                                     annual meeting to be held on April 27, 1989 and
                                                                     filed with the Commission on March 31, 1989.

    10.2    Stock Compensation Plan.                                 Incorporated by reference to Exhibit 4.3 to
                                                                     the Company's Registration Statement on Form
                                                                     S-8 (No. 33-35-217 filed with the Commission
                                                                     on June 8, 1990).

    10.3    Deferred Compensation Plan.                              Incorporated by reference to Exhibit 10.3 to
                                                                     the Company's Annual Report on Form 10-K for
                                                                     the year ended December 31, 1993 filed with
                                                                     the Commission on March 31, 1994.

    10.4   Key Employee Salary Continuation                          Incorporated by reference to Exhibit 10.4 to the
           Agreement between the Company and Keith                   Company's Annual Report on Form 10-K for the
           M. Thompson dated as of October 26, 1988.                 year ended December 31, 1993 filed with the
                                                                     Commission on March 31, 1994.

    10.5   Key Employee Salary Continuation
           Agreement between the Company and
           Donald B. Hauk dated as of October 26, 1988*.

    10.6   Key Employee Salary Continuation                          Incorporated by reference to Exhibit 10.6 to the
           Agreement between the Company and                         Company's Annual Report on Form 10-K for the
           Richard M. Boesinger dated as of                          year ended December 31, 1993 filed with the
           October 26, 1988.                                         Commission on March 31, 1994.

    10.7 Key Employee Salary Continuation Agreement between the Company and Larry Lumme dated as of October 26, 1988**.

    10.8   Officer Medical Expense Reimbursement Plan                Incorporated by reference to Exhibit 10.8 to the
                                                                     Company's Annual Report on Form 10-K for the year
                                                                     ended December 31, 1993 filed with the Commission
                                                                     on March 31, 1994.

    10.9   Fifth Amended and Restated Revolving                      Incorporated by reference to Exhibit 2 to the
           Credit Agreement dated as of July 5, 1995                 Company's Current Report on Form 8-K dated
           between the Company and Comerica Bank.                    July 7, 1995 filed with the Commission on
                                                                     July 24, 1995.

   10.10   Supplemental Retirement Benefit dated as                  Incorporated by reference to Exhibit 10.3 to the
           of November 9, 1989 between the Company                   Company's Annual Report on Form 10-K for the
           and Edgar R. Berner.                                      year ended December 31, 1993 filed with the
                                                                     Commission on March 31, 1994.


   10.11  Supplemental Executive Retirement Plan                     Incorporated by reference to Exhibit 10.11 to the
          effective January 1, 1995.                                 Company's Quarterly Report on Form 10-Q for the quarter
                                                                     ended March 31, 1995 filed with the Commission on May 12,
                                                                     1995.

   11.    Statement re: computation of earnings per share

   21.    Subsidiaries of the Company

   23.    Consent of Price Waterhouse LLP, independent auditors


     *Document not filed because substantially identical to filed document identified as Exhibit 10.4.
    **Document not filed because substantially identical to filed document identified as Exhibit 10.6.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REPUBLIC AUTOMOTIVE PARTS, INC.
                                   Registrant

                                   By: /S/KEITH M. THOMPSON   February 22, 1996
                                   --------------------------------------------
                                   Keith M. Thompson                 Date
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/EDGAR R. BERNER                     March 22, 1996                     /S/KEITH M. THOMPSON          February 22, 1996
-----------------------------------------------------                     -----------------------------------------------
Edgar R. Berner                             Date                          Keith M. Thompson                   Date
Chairman of the Board of Directors                                        President, Chief Executive Officer and Director

/S/DONALD B. HAUK                   February 22, 1996                     /S/NICHOLAS A. FEDORUK        February 22, 1996
-----------------------------------------------------                     -----------------------------------------------
Donald B. Hauk                           Date                             Nicholas A. Fedoruk                  Date
Executive Vice President, Chief Financial                                 Director
Officer, and Director


/S/LEROY M. PARKER                  February 22, 1996                     /S/WILLIAM F. BALLHAUS        February 22, 1996
-----------------------------------------------------                     ------------------------------------------------
Leroy M. Parker                           Date                            William F. Ballhaus                   Date
Director                                                                  Director

Republic Automotive Parts, Inc.

--------------------------------------------------------------------------------
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                    ADDITIONS
                                                                  BALANCE AT         CHARGED                           BALANCE
                                                                  BEGINNING         TO COSTS                           AT END
                     DESCRIPTION                                  OF PERIOD       AND EXPENSES      DEDUCTIONS (1)    OF PERIOD
                     -----------                                  ---------       ------------      --------------    ---------
Allowance for doubtful accounts, deducted
  from accounts and notes receivable:

Year ended December 31,
   1995                                                            $571,000         $424,000           $505,000        $490,000
   1994                                                            $701,000         $259,000           $389,000        $571,000
   1993                                                            $730,000         $225,000           $254,000        $701,000

(1)  Write-offs in excess of recoveries.

                               LIST OF EXHIBITS

        The following Exhibits are filed as a part of this Report:


11.  Statement re: Computation of Earnings Per Share

21.  Subsidiaries of the Company

23.  Consent of Independent Accountants

27.  Financial Data Schedule (for SEC use only)