Form 10-Q
period 1996-03-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1996-05-10
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996  Commission file number  0-6215
                               --------------                          ------

                    Republic Automotive Parts, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Delaware                                   38-1455545
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee            37027
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

(615) 373-2050
- -------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes     X        No
                                           ---------       ---------


Number of shares (common) outstanding at March 31, 1996:  3,387,818
                                                          ---------

Republic Automotive Parts, Inc.
                                                           Page No.

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995                3

          Consolidated Statements of Income and
          Retained Earnings for the three months
          ending March 31, 1996 and 1995.                     4

          Consolidated Statements of Cash Flows
          for the three months ending March 31, 1996
          and 1995.                                           5

          Notes to Consolidated Financial Statements.         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                   7


SIGNATURES                                                    8

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Republic Automotive Parts, Inc.
CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)
           (in thousands)                            March 31,    December 31,
ASSETS                                                  1996           1995
CURRENT ASSETS
  Cash and cash equivalents                         $   3,670      $   2,798
  Accounts and notes receivable, less
  allowance for doubtful accounts of
  $590,000 and $490,000                                15,903         14,063
  Inventories                                          52,661         52,732
  Deferred income taxes                                 3,081          2,972
  Income taxes recoverable                                135          1,452
  Prepaid expenses and other current assets             2,282          1,031
                                                       ------         ------
    Total current assets                               77,732         75,048
PROPERTY, PLANT AND EQUIPMENT, NET                      9,355          9,266
LONG-TERM NOTES RECEIVABLE                                644            693
DEFERRED PENSION ASSET                                  3,334          3,298
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $1,821,000 and $1,802,000            11,178         11,483
                                                      -------         ------
                                                    $ 102,243      $  99,788
                                                      =======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and long-term debt
    due within one year                             $     810      $   1,964
  Accounts payable                                     17,256         15,800
  Accrued compensation and employee benefits            1,743          2,467
  Accrued taxes and other liabilities                   3,897          3,076
                                                       ------         ------
    Total current liabilities                          23,706         23,307
LONG-TERM DEBT                                         31,374         30,094
DEFERRED INCOME TAXES                                   1,667          1,682
OTHER LONG-TERM LIABILITIES                             1,684          1,707
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000;  Issued - none
  Junior Participating Cumulative
  Preferred Stock at $1.00 par value
   Authorized - 50,000 shares;  Issued - none
  Common stock of $.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,460,983 shares                            1,730          1,730
  Additional paid-in capital                           24,913         24,913
  Retained earnings                                    17,974         17,160
  Treasury stock, at cost:  73,165 shares                (805)          (805)
                                                       ------         ------
                                                       43,812         42,998
                                                      -------         ------
                                                    $ 102,243      $  99,788
                                                      =======         ======
The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                        Three months ended
                                                            March  31,
(in thousands, except per share data)(Unaudited)       1996             1995

NET SALES                                           $  44,296      $  32,908

COSTS AND EXPENSES
 Cost of products sold                                 27,387         20,529
 Selling, general and administrative expenses          15,050         11,085
                                                       ------         ------
OPERATING INCOME                                        1,859          1,294

INTEREST INCOME                                            99            104
INTEREST EXPENSE                                         (587)          (373)
OTHER INCOME AND EXPENSE                                   31             12
                                                       ------         ------
INCOME BEFORE INCOME TAXES                              1,402          1,037

PROVISION FOR INCOME TAXES                                588            410
                                                       ------         ------
NET INCOME                                                814            627

RETAINED EARNINGS at beginning of year                 17,160         15,276
                                                       ------         ------
RETAINED EARNINGS at end of quarter                 $  17,974      $  15,903
                                                       ======         ======

EARNINGS PER COMMON SHARE:

 Net income                                         $    0.23      $    0.18
                                                       ======         ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              3,552          3,497
                                                       ======         ======


The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                    (Unaudited)
                                                        For the three
                                                         months ended
                                                           March  31,
(in thousands)                                         1996           1995
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                        $     814      $     627
  Adjustments to reconcile net income to
  net cash provided (used) by operations:
   Depreciation                                           637           437
   Amortization of intangibles                            305           210
   Provision for losses on accounts receivable            104            22
   Provision for deferred pension income                  (36)          (45)
   Gain on disposal of property, plant and equipment        2            10
   Deferred income taxes                                 (107)         (112)
  Change in assets and liabilities:
   Accounts and notes receivable                       (1,944)         (904)
   Income taxes recoverable                             1,317
   Inventories                                             71          (631)
   Prepaid expenses and other current assets           (1,251)       (1,189)
   Accounts payable                                     1,456          (242)
   Accrued compensation and employee benefits            (724)       (1,170)
   Accrued taxes and other liabilities                    821           795
   Other long-term liabilities                            (40)            3
                                                        -----         -----
     Net cash provided (used) by operating activities   1,425        (2,189)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of property, plant
    and equipment                                          54            38
   Capital expenditures                                  (782)         (356)
                                                        -----         -----
     Net cash used in investing activities               (728)         (318)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing on revolving
     credit agreement                                   2,900         2,700
   Payments under revolving credit agreement           (1,600)       (1,000)
   Payments on long-term debt and notes payable        (1,174)          (23)
   Decrease (increase) in long-term notes receivable       49            (9)
                                                        -----         -----
     Net cash provided by financing activities            175         1,668

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         872          (839)
Cash and cash equivalents at beginning of year          2,798         2,675
                                                        -----         -----
Cash and cash equivalents at end of period          $   3,670      $  1,836
                                                        =====         =====
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest expense                                $     509      $    391
                                                        =====         =====
    Income taxes                                    $    (771)     $     88

                                                        =====         =====
The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity
with generally accepted accounting principles.   However, in the opinion of
management all adjustments necessary to a fair statement of operations of the interim period have been made. These adjustments are of a normal recurring nature.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 34.6% for the first three months of 1996 compared to the same period in 1995. These sales increases are due principally to the inclusion of sales from acquisitions made in July 1995 (one distribution center and twenty-three jobber stores) and August 1995 (three distribution centers). Sales for units owned continuously during 1996 and 1995 increased 4.1%. Cost of goods sold increased 33.4% in conjunction with the increase in net sales. The overall increase in cost of goods sold was primarily a result of the acquisitions described above.

Selling, general and administrative expenses increased by 35.8% for the first three months in 1996 compared to the same period in 1995 due principally to the above described acquisitions. Operating income increased 43.7% for the first three months in 1996 compared to the same period in 1995.

Interest expense in 1996 increased 57.4% from the prior year due to higher debt levels resulting from acquisitions and higher interest rates. As a result of the above actions, income before income taxes increased by $365,000 for the first three months of 1996 over the same period last year. Earnings of $0.23 cents per share were reported for the first three months of 1996 compared to $0.18 per share for the same period in 1995.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.3 at the end of the first quarter of 1996 compared to 3.2 at December 31, 1995. Working capital at March 31, 1996 was $54,026,000 compared with $51,741,000 at December 31, 1995. Cash increased by $872,000 from $2,798,000 at December 31, 1995 to $3,670,000 at March 31, 1996.

Operating activities provided $1,425,000 of the Company's cash flows during the first three months of 1996 compared to operating activities using $2,189,000 of cash flows for the same period in 1995. Investing activities used $728,000 of the Company's cash flows during the first three months of 1996 compared to $318,000 for the same period in 1995. Normal replacement of equipment including additional delivery trucks to support increased sales by Fenders & More, Inc. accounted for most of the increase in cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and openings of new distribution and jobber store locations. Three new distribution centers for Fenders & More, Inc., the Company's distributor of automotive crash parts, are scheduled to be opened in the second and third quarters of 1996. Although no other definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities provided $175,000 of the Company's cash flows during the first three months of 1996 compared to $1,668,000 for the same period in 1995. At March 31, 1996, the company had available cash resources of $35,000,000 under its revolving bank credit facility of which $29,300,000 was being utilized.

Current financial resources (expected cash from operations, working capital and short-term borrowings) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reduction which are payable over the next several years for various notes made in connection with acquisitions.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

              Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REPUBLIC AUTOMOTIVE PARTS, INC.
                                       (Registrant)


                               By /S/ KEITH M. THOMPSON       May 10, 1995
                               President, Chief Executive         Date
                               Officer and Director


                               By /S/ DONALD B. HAUK           May 9, 1995
                               Executive Vice President,           Date
                               Chief Financial Officer
                               and Director