Form 10-Q
period 1996-06-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1996-08-09
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period June 30, 1996

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period            to


Commission file number 0-6215
                       ------

                        Republic Automotive Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                    38-1455545
  ------------------------               ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)



500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee                37027
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

(615) 373-2050
- -----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X     No
                                                      -----     -----

Number of shares (common) outstanding at June 30, 1996:  3,387,818

Republic Automotive Parts, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995

          Consolidated Statements of Income and Retained Earnings for the three months and six months ending June 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the six months ending June 30, 1996 and 1995

          Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 6.   Exhibits and Reports on Form 8-K.



SIGNATURES

PART I  Item 1.  Financial Statements

Republic Automotive Parts, Inc.

CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
(in thousands, except per share data)                June 30,      December 31,
                                                       1996             1995
CURRENT ASSETS
  Cash and cash equivalents                          $ 3,768          $ 2,798
  Accounts and notes receivable, less allowance
  for doubtful accounts of $682 and $490              16,006           14,063
  Inventories                                         52,857           52,732
  Deferred income taxes                                3,508            2,972
  Income taxes recoverable                                              1,452
  Prepaid expenses and other current assets            2,594            1,031
                                                      ------           ------
   Total current assets                               78,733           75,048
PROPERTY, PLANT AND EQUIPMENT, NET                     9,497            9,266
LONG TERM NOTES RECEIVABLE                               663              693
DEFERRED PENSION ASSET                                 3,370            3,298
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $2,167 and $1,802                   10,844           11,483
                                                     -------           ------
                                                    $103,107          $99,788
                                                     =======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and long-term debt due
   within one year                                   $  810           $ 1,964
  Accounts payable                                   15,157            15,800
  Accrued compensation and employee benefits          2,775             2,467
  Accrued taxes and other liabilities                 3,614             3,076
                                                     ------            ------
   Total current liabilities                         22,356            23,307
LONG-TERM DEBT                                       32,155            30,094
DEFERRED INCOME TAXES                                 1,739             1,682
OTHER LONG-TERM LIABILITIES                           1,462             1,707
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000, Issued - none
  Junior Participating Cumulative Preferred
   Stock at $1.00 par value:
   Authorized - 50,000 shares, Issued - none
  Common stock of $0.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,460,983 shares                          1,730             1,730
   Additional paid-in capital                        24,913            24,913
  Retained earnings                                  19,557            17,160
  Treasury stock, at cost: 73,165 shares               (805)             (805)
                                                     ------            ------
                                                     45,395            42,998
                                                     ------            ------
                                                   $103,107           $99,788
                                                    =======            ======

The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      (unaudited)
                                           Three Months           Six Months
(in thousands, except                        June 30,              June 30,
 per share data)                          1996      1995        1996      1995

NET SALES                               $48,322   $36,413     $92,618   $69,321

COSTS AND EXPENSES
Cost of products sold                    29,672    23,129      57,059    43,658
Selling, general and administrative
 expenses                                15,633    11,064      30,683    22,149
                                         ------    ------      ------    ------
                                         45,305    34,193      87,742    65,807

OPERATING INCOME                          3,017     2,220       4,876     3,514

Interest income                             137        88         236       192
Interest expense                           (514)     (374)     (1,101)     (747)
Other income and expense (Note 2)            29    (2,587)         60    (2,575)
                                          -----     -----       -----     -----

INCOME (LOSS) BEFORE INCOME TAXES         2,669      (653)      4,071       384
Provision (benefit) for income taxes      1,086      (258)      1,674       152
                                          -----     -----       -----     -----
NET INCOME (LOSS)                         1,583      (395)      2,397       232

RETAINED EARNINGS at beginning
 of period                               17,974    15,903      17,160    15,276
                                         ------    ------      ------    ------
RETAINED EARNINGS at end of period      $19,557   $15,508     $19,557   $15,508
                                         ======    ======      ======    ======


EARNINGS PER COMMON SHARE:

Net income (loss)                       $  0.44   $ (0.11)    $  0.67   $  0.07
                                           ====      ====        ====      ====

Weighted Average Common Shares
 Outstanding                              3,569     3,493       3,569     3,493
                                          =====     =====       =====     =====








   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six
                                                      months ended (Unaudited)
 (in thousands)                                                June 30,
                                                           1996        1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                               $ 2,397     $   232
Adjustments to reconcile net income to net cash
 provided by operations:
 Depreciation                                              1,315         889
 Amortization of intangibles                                 639         421
 Provision for losses on accounts receivable                 224         118
 Provision for deferred pension income                       (72)        (90)
 Loss on disposal of property, plant and equipment            14           3
 Deferred income taxes                                      (479)     (1,218)
Change in assets and liabilities:
 Accounts and notes receivable                            (2,167)     (1,364)
 Income taxes recoverable                                  1,452
 Inventories                                                (125)        545
 Prepaid expenses and other current assets                (1,563)     (1,278)
 Accounts payable                                           (643)       (372)
 Accrued compensation and employee benefits                  308        (687)
 Accrued taxes and other liabilities                         538       3,107
 Other long-term liabilities                                (245)       (186)
                                                           -----       -----
 Net cash provided by operating activities                 1,593         120
                                                           -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment      83          65
 Capital expenditures                                     (1,643)       (671)
                                                           -----       -----
 Net cash used in investing activities                    (1,560)       (606)
                                                           -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing on revolving credit agreement      4,300       2,875
 Payments under revolving credit agreement                (2,200)     (2,075)
 Payments on long-term debt and notes payable             (1,193)        (30)
 Decrease in long-term notes receivable                       30          43
                                                           -----       -----
 Net cash provided by financing activities                   937         813
                                                           -----       -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         970         327
 Cash and cash equivalents at beginning of year            2,798       2,675
                                                           -----       -----
 Cash and cash equivalents at end of period              $ 3,768     $ 3,002
                                                           =====       =====
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense                                       $ 1,099     $   751
                                                           =====       =====
  Income taxes                                           $   626     $   972
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

The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.


Note 2 - Litigation

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 33.6% for the first six months of 1996 compared to the same period in 1995. Net sales increased 32.7% for the second quarter of 1996 compared to the same period in 1995. These sales increases are due principally to acquisitions made in July 1995 (one distribution center and twenty-three jobber stores) and August 1995 (three distribution centers). Sales for units owned continuously during 1996 and 1995 increased 2.2%.
Cost of goods sold increased 30.7% during the first six months of 1996 compared to the same period in 1995. Gross margins improved in 1996 compared to 1995 primarily a result of the change in sales mix between sales made by the Company's distribution centers versus its jobber stores, the sales of which are at higher gross profit margins. Selling, general and administrative expenses increased by 38.5% for the first six months in 1996 compared to the same period in 1995 due principally to the inclusion of expenses from the aforementioned acquisitions and the opening in 1996 of additional distribution centers by the Company's subsidiary, Fenders & More, Inc..

Interest expense increased 47.4% for the first six months of 1996 compared to the same period in 1995 due to increased debt levels resulting from acquisitions and higher interest rates. The results for the first six months of 1995 include a charge related to an adverse decision during the second quarter in an appeal of an earlier litigation verdict (see Note 2 above).

As a result of the above actions, income before income taxes increased by $2,165,000 for the first six months of 1996 over the same period last year. Earnings of $0.67 cents per share were reported for the first six months of 1996 compared to $0.07 per share for the same period in 1995.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.5 at June 30, 1996 compared to 3.2 at December 31, 1995. Working capital at June 30, 1996 was $56,377,000 compared with $51,741,000 at December 31, 1995. Cash increased by $970,000 from $2,798,000 at December 31, 1995 to $3,768,000 at
June 30, 1996.

Operating activities provided $1,593,000 of the Company's cash flows during the first six months of 1996 compared to operating activities providing $120,000 of cash flows for the same period in 1995. Investing activities used $1,560,000 of the Company's cash flows during the first six months of 1996 compared to $606,000 for the same period in 1995. Normal replacement of equipment including additional delivery trucks to support increased sales by Fenders & More, Inc. accounted for most of the increase in cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and openings of new distribution and jobber locations. The Company opened its eleventh Fenders & More, Inc. distribution center near Birmingham, Alabama in April, 1996. Two additional distribution centers at this subsidiary company are expected to be opened before the end of the third quarter. Although no other definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities provided $937,000 of the Company's cash flows during the first six months of 1996 compared to $813,000 for the same period in 1995. At June 30, 1996, the company had available cash resources of $35,000,000 under its revolving bank credit facility of which $30,100,000 was being utilized.

Current financial resources (expected cash from operations, working capital and short-term borrowing) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reductions which are payable over the next several years for various notes made in connection with acquisitions.

PART II.    OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

On June 13, 1996 the Company held its annual meeting of stockholders. The following directors' terms of office continued after the meeting:
William F. Ballhaus, Edgar R. Berner, Richard O. Berner, Nicholas A. Fedoruk, Oliver R. Grace, Donald B. Hauk, Leroy M. Parker, M.D., Douglas R. Stern and Keith M. Thompson.

Item 6.

Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed as part of this report:

 Exhibit 27 Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K:           None.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REPUBLIC AUTOMOTIVE PARTS, INC.
                                         (Registrant)

                                 By /S/ KEITH M. THOMPSON     August 9, 1996
                                 -------------------------------------------
                                 President, Chief Executive         Date
                                 Officer and Director

                                 By /S/ DONALD B. HAUK        August 9, 1996
                                 -------------------------------------------
                                 Executive Vice President, Chief    Date
                                 Financial Officer and Director