Form 10-Q
period 1996-09-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1996-11-12
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                        or

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

                                                  Yes   X     No
                                                      -----     -----

Number of shares (common) outstanding at September 30, 1996:  3,387,818

Republic Automotive Parts, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 1996
          and December 31, 1995

          Consolidated Statements of Income and Retained Earnings for the three months and nine months ending September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the nine months ending September 30, 1996 and 1995

          Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.



SIGNATURES

PART I  Item 1.  Financial Statements

Republic Automotive Parts, Inc.

CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
(in thousands, except per-share data)            September 30,     December 31,
                                                       1996             1995
CURRENT ASSETS
  Cash and cash equivalents                          $ 2,765          $ 2,798
  Accounts and notes receivable, less allowance
    for doubtful accounts of $686 and $490            15,162           14,063
  Inventories                                         55,183           52,732
  Deferred income taxes                                3,423            2,972
  Income taxes recoverable                                              1,452
  Prepaid expenses and other current assets            2,712            1,031
                                                      ------           ------
   Total current assets                               79,245           75,048
PROPERTY, PLANT AND EQUIPMENT, NET                     9,347            9,266
LONG-TERM NOTES RECEIVABLE                               562              693
DEFERRED PENSION ASSET                                 3,406            3,298
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $2,348 and $1,802                   10,702           11,483
                                                     -------           ------
                                                    $103,262          $99,788
                                                     =======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and long-term debt due
   within one year                                   $1,039           $ 1,964
  Accounts payable                                   14,487            15,800
  Accrued compensation and employee benefits          2,337             2,467
  Accrued taxes and other liabilities                 3,302             3,076
                                                     ------            ------
   Total current liabilities                         21,165            23,307
LONG-TERM DEBT                                       31,934            30,094
DEFERRED INCOME TAXES                                 1,778             1,682
OTHER LONG-TERM LIABILITIES                           1,418             1,707
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000, Issued - none
  Junior Participating Cumulative Preferred
   Stock at $1.00 par value:
   Authorized - 50,000 shares, Issued - none
  Common stock of $0.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,460,983 shares                          1,730             1,730
  Additional paid-in capital                         24,913            24,913
  Retained earnings                                  21,129            17,160
  Treasury stock, at cost: 73,165 shares               (805)             (805)
                                                     ------            ------
                                                     46,967            42,998
                                                     ------            ------
                                                   $103,262           $99,788
                                                    =======            ======

The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      (unaudited)
                                           Three Months          Nine Months
(in thousands, except                      September 30,         September 30,
 per-share data)                          1996      1995        1996      1995

NET SALES                               $47,238   $43,752    $139,856  $113,073

COSTS AND EXPENSES
Cost of products sold                    28,708    27,458      85,767    71,116
Selling, general and administrative
 expenses                                15,487    13,749      46,170    35,898
                                         ------    ------      ------    ------
                                         44,195    41,207     131,937   107,014
                                         ------    ------      ------    ------

OPERATING INCOME                          3,043     2,545       7,919     6,059

Interest income                             146       110         382       302
Interest expense                           (551)     (498)     (1,652)   (1,245)
Other income and expense (Note 2)            12        12          72    (2,563)
                                          -----     -----       -----     -----

INCOME BEFORE INCOME TAXES                2,650     2,169       6,721     2,553
Provision for income taxes                1,078       930       2,752     1,082
                                          -----     -----       -----     -----
NET INCOME                                1,572     1,239       3,969     1,471

RETAINED EARNINGS at beginning
 of period                               19,557    15,508      17,160    15,276
                                         ------    ------      ------    ------
RETAINED EARNINGS at end of period      $21,129   $16,747     $21,129   $16,747
                                         ======    ======      ======    ======


EARNINGS PER COMMON SHARE:

Net income                              $  0.44   $  0.35     $  1.11   $  0.42
                                           ====      ====        ====      ====

Weighted Average Common Shares
 Outstanding                              3,586     3,507       3,570     3,507
                                          =====     =====       =====     =====







    The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine
                                                             months ended
 (in thousands)(unaudited)                                   September 30,
                                                           1996        1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                               $ 3,969     $ 1,471
Adjustments to reconcile net income to net cash
 provided by operations:
 Depreciation                                              1,969       1,424
 Amortization                                                959         720
 Provision for losses on accounts receivable                 240         298
 Provision for deferred pension income                      (108)       (118)
 Loss (gain) on disposal of property, plant and equipment    (13)          8
 Deferred income taxes                                      (355)     (1,298)
Change in assets and liabilities, net of effects
  from acquisitions:
 Accounts and notes receivable                            (1,339)     (1,128)
 Income taxes recoverable                                  1,452
 Inventories                                              (1,171)        397
 Prepaid expenses and other current assets                (1,682)       (113)
 Accounts payable                                         (1,671)      2,936
 Accrued compensation and employee benefits                 (139)       (919)
 Accrued taxes and other liabilities                         226       3,292
 Other long-term liabilities                                (466)       (338)
                                                           -----       -----
 Net cash provided by operating activities                 1,871       6,632
                                                           -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment     119          81
 Acquisitions, net of cash acquired                         (910)    (11,606)
 Capital expenditures                                     (1,931)     (1,199)
                                                           -----      ------
 Net cash used in investing activities                    (2,722)    (12,724)
                                                           -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowing on revolving credit agreement     5,900      10,875
 Payments under revolving credit agreement                (3,500)     (4,075)
 Payments on long-term debt and notes payable             (1,713)       (614)
 Decrease in long-term notes receivable                      131         183
                                                           -----       -----
 Net cash provided by financing activities                   818       6,369
                                                           -----       -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (33)        277
 Cash and cash equivalents at beginning of year            2,798       2,675
                                                           -----       -----
 Cash and cash equivalents at end of period              $ 2,765     $ 2,952
                                                           =====       =====


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine
                                                             months ended
 (in thousands)(unaudited)                                   September 30,


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense                                       $ 1,720     $ 1,328
                                                           =====       =====
  Income taxes                                           $ 1,701     $ 1,840
                                                           =====       =====


Supplemental schedule of noncash investing and financing activities:

The Company purchased certain assets of an affiliated group of companies based in Davenport, Iowa on September 30, 1996 for cash. The Company purchased certain assets of Beacon Auto Parts Company in July 1995. The Company issued 69,232 shares of common stock in conjunction with this purchase. The Company purchased certain assets of PartsNet Incorporated in August 1995 for cash. In conjunction with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired, other than cash               $ 1,682   $19,723
Common stock issued                                                     (1,000)
Note payable issued                                             (405)   (3,380)
Cash paid                                                       (910)  (11,606)
                                                              ------    ------
Liabilities assumed                                          $   367   $ 3,737
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

The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.


Note 2 - Litigation

During the second quarter of 1995, the Company recognized a provision of $2,600,000 ($1,573,000 or $0.45 per share after tax) for a damage award affirmed by a Michigan State Appellate Court. The litigation involved a former executive's claim of breach of contract in connection with his discharge by the Company in 1986. A settlement was reached in December 1995.

Note 3 - Business Combinations

The Company purchased certain assets of an affiliated group of privately-held companies based in Davenport, Iowa on September 30, 1996. The consideration was given in the form of of cash ($910,000), the undertaking of certain liability payments ($367,000) and the issuance of notes payables ($405,000). The assets acquired were recorded at their estimated fair values of $1,280,000 for inventory, $225,000 for equipment, furniture, fixtures and vehicles and $177,000 for a non-compete agreement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

Results of Operations

Net sales increased 23.7% for the first nine months of 1996 compared to the same period in 1995. Net sales increased 8.0% for the third quarter of 1996 compared to the same period in 1995. These sales increases are due principally to acquisitions made in July 1995 (one distribution center and twenty-three jobber stores) and August 1995 (three distribution centers). Sales for units owned continuously during 1996 and 1995 increased 1.0%.
Cost of goods sold increased 20.6% during the first nine months of 1996 compared to the same period in 1995. Gross margins improved in 1996 compared to 1995 primarily a result of the change in sales mix between sales made by the Company's distribution centers versus its jobber stores, the sales of which are at higher gross profit margins. Selling, general and administrative expenses increased by 28.6% for the first nine months in 1996 compared to the same period in 1995 due principally to the inclusion of expenses from the aforementioned acquisitions and the opening in 1996 of additional distribution centers by the Company's subsidiary, Fenders & More, Inc..

Interest expense increased 32.7% for the first nine months of 1996 compared to the same period in 1995 due to increased debt levels resulting from acquisitions. The results for the first nine months of 1995 include a charge related to an adverse decision during the second quarter in an appeal of an earlier litigation verdict (see Note 2 above).

As a result of the above actions, income before income taxes increased by $4,168,000 for the first nine months of 1996 over the same period last year. Earnings of $1.11 cents per share were reported for the first nine months of 1996 compared to $0.42 per share for the same period in 1995.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.7 at September 30, 1996 compared to 3.2 at December 31, 1995. Working capital at September 30, 1996 was $58,080,000 compared with $51,741,000 at December 31, 1995. Cash decreased by $33,000 from $2,798,000 at December 31, 1995 to $2,765,000 at September 30, 1996.

Operating activities provided $1,871,000 of the Company's cash flows during the first nine months of 1996 compared to operating activities providing $6,632,000 of cash flows for the same period in 1995. Increases in accounts receivable, inventories, prepaid expenses and other current assets and a decrease in accounts payables accounted for the reduction in cash flows provided by operating activities compared to the same period in 1995.

Investing activities used $2,722,000 of the Company's cash flows during the first nine months of 1996 compared to $12,724,000 for the same period in 1995. Acquisitions, normal replacement of equipment and additional equipment and delivery trucks to support increased sales by Fenders & More, Inc. accounted for the increase in cash flows used by investing activities. The Company anticipates future growth through possible acquisitions and openings of new distribution and jobber locations. The Company opened its twelfth and thirteenth Fenders & More, Inc. distribution centers in Macon, Georgia in August, 1996 and Monroe, Louisiana in September, 1996, respectively. A fourteenth distribution center was opened November 4, 1996 in Ft. Oglethorpe, Georgia (near Chattanooga, Tennessee) upon the acquisition by the Company of certain operating assets of Lewis Automotive Enterprises, Ltd.. Although no other definitive agreements have been reached, it is expected that cash generated from operations, other changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities provided $818,000 of the Company's cash flows during the first nine months of 1996 compared to $6,639,000 for the same period in 1995. New borrowing under the Company's revolving bank credit facility reduced by payments on various notes payables accounted for the increase in cash flows provided by financing activities. At September 30, 1996, the company had available cash resources of $35,000,000 under its revolving bank credit facility of which $30,400,000 was being utilized.

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


                                 REPUBLIC AUTOMOTIVE PARTS, INC.
                                       (Registrant)

                                 By /S/ KEITH M. THOMPSON   November 8, 1996
                                 -------------------------------------------
                                 President, Chief Executive         Date
                                 Officer and Director

                                 By /S/ DONALD B. HAUK      November 8, 1996
                                 -------------------------------------------
                                 Executive Vice President, Chief    Date
                                 Financial Officer and Director