Form 10-K405
period 1996-12-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1997-03-28
CIK 83194

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended December 31, 1996 Commission file no. 0-6215.



                        Republic Automotive Parts, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                    38-1455545
------------------------------------------------------------------------------
           (State of incorporation)                         (I.R.S. Employer
                                                            Identification No.)


500 Wilson Pike Circle, Suite 115, Brentwood, TN                  37027
------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code: (615) 373-2050


Securities registered pursuant to Section 12(b) of the Act:   None



Securities registered pursuant to Section 12(g) of the Act:  Common stock - $.50 par value
                                                             Rights to Purchase Junior Participating Cumulative
                                                                Preferred Stock - $1.00 par value


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,048,000. The aggregate market value was computed by reference to the closing price of the stock, on the Nasdaq Stock Market, as of March 14, 1997.


Number of shares (common) outstanding March 14, 1997: 3,387,818


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 incorporated in part by reference in Part III of this report on Form 10-K.

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

(c)(1)(i) The key competitive elements for distribution centers are service, price and breadth of product line. All Company-owned jobbers and most other independent jobbers are located within overnight delivery distance by the Company's delivery fleet or common carrier from one of the Company's distribution centers. This enables the Company's distribution centers to replenish jobber merchandise on a daily basis and enables the jobber to carry reduced amounts of inventory. The Company's jobber stores are served primarily by the Company's distribution centers.

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

       (iii) The Company purchases the majority of its products from approximately 100 principal manufacturers and other suppliers, some of whom are competitors of the Company and some of whom are in foreign countries, primarily Taiwan. No material part of the Company's purchases is dependent on a single supplier. The Company's purchases of products from suppliers in foreign countries are subject to the customary risks of doing business abroad, including, among other things, transportation delays, currency fluctuations, political instability, the imposition of tariffs, import and export controls or quotas, as well as the uncertainty regarding the future relationship between China and Taiwan.

       (iv) Patents, licenses, franchises, concessions held, research activities and environmental control are not significant in the business of the Company.

       (v) No material part of the Company's business is significantly seasonal; however, summer sales generally exceed winter sales.

       (vi) The number of domestic and imported automotive vehicle models in the United States continues to increase each year. A result of the increasing number of vehicle models is the proliferation in the number of automotive replacement parts supplied by distributors, which requires a substantial investment in inventory and warehousing space. The Company distributes in excess of 100,000 separate parts of nationally and privately branded items. The Company provides rights to return merchandise for parts purchased by its customers in excess of their needs, certain defective items and used parts which are returned to the Company's suppliers to be remanufactured, as well as certain obsolete parts which are returned to the Company's suppliers generally for full credit.

       (vii) No material part of the Company's business is dependent upon a single customer or upon very few customers.

       (viii) Backlog is not significant in the business of the Company.

       (ix) No material portion of the Company's business is dependent upon the U.S. Government.

       (x) The Company competes with numerous distribution outlets of parts manufacturers and automobile manufacturers, as well as other parts distributors, including some of the large national retail chain stores. The automotive replacement parts industry is highly competitive and is becoming more competitive as the major automotive manufacturers now manufacture and distribute replacement parts for other models in addition to their own. Some of its competitors have much greater financial resources than the Company. The sales volume of the entire Company, in the aggregate, represented less than 1% of the total automotive replacement parts market.

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

       (xiii) The Company employs approximately 1,500 persons. Union contracts in two states cover less than 2% of these employees and employee relations are considered satisfactory by the Company.

(d) The Company does not engage in operations in foreign countries and no material portion of its sales or revenues are derived from customers in foreign countries.

ITEM 2.       PROPERTIES.

The Company and its subsidiaries occupy and operate distribution centers and jobber stores at the following locations:

                                                                                                         LEASED
                                                                             FLOOR SPACE                   OR
TYPE OF FACILITY                     LOCATION                               (SQUARE FEET)                OWNED
--------------------------------------------------------------------------------------------------------------
Executive Offices                    Brentwood, TN                             17,830                   Leased

Distribution Centers                 Anchorage, Alaska                         56,400                   Leased
                                     Atlanta, Georgia                          44,100                   Leased
                                     Austin, Texas                             16,600                   Leased
                                     Charlotte, North Carolina                 66,000                   Leased
                                     Chillicothe, Missouri                     32,500                    Owned
                                     Columbia, South Carolina                  20,000                   Leased
                                     Cullman, Alabama                          30,000                   Leased
                                     Davenport, Iowa                           42,000                   Leased
                                     Denver, Colorado                          50,500                   Leased
                                     Des Moines, Iowa                          57,800                   Leased
                                     Duluth, Minnesota                         30,000                   Leased
                                     El Centro, California                     17,700                   Leased
                                     Export, Pennsylvania                      66,000                   Leased
                                     Ft. Oglethorpe, Georgia                   18,200                   Leased
                                     Indianapolis, Indiana                     20,500                   Leased
                                     Jackson, Mississippi                      62,800                   Leased
                                     Jackson, Tennessee                         5,000                   Leased
                                     LaFeria, Texas                             6,500                   Leased
                                     Latham, New York                          38,100                   Leased
                                     Macon, Georgia                             9,400                   Leased
                                     Marquette, Michigan                       12,000                   Leased
                                     Monroe, Louisiana                          7,500                   Leased
                                     Nashville, Tennessee                      78,000                   Leased
                                     Pelham, Alabama                            6,000                   Leased
                                     St. Louis, Missouri                       60,700                   Leased
                                     San Antonio, Texas                        17,500                   Leased
                                     Raleigh, North Carolina                   33,300                   Leased
                                     Tacoma, Washington                        57,900                   Leased
                                     Tyler, Texas                               5,000                   Leased

Jobber Stores                        Thirteen in Alaska                        64,000                  2 Owned
                                                                                                     11 Leased
                                     One in Arizona                             8,600                   Leased
                                     Four in California                        24,900                   Leased
                                     One in Colorado                            1,000                   Leased
                                     Two in Illinois                           12,800                   Leased
                                     Six in Indiana                            23,200                   Leased
                                     Eight in Iowa                             46,900                   Leased
                                     Six in Michigan                           67,200                   Leased
                                     Six in Minnesota                          38,500                   Leased
                                     Thirteen in Missouri                      74,700                   Leased
                                     One in North Carolina                      1,000                   Leased
                                     Twenty-seven in Pennsylvania             178,800                   Leased
                                     Six in Wisconsin                          33,200                   Leased
                                     One in Washington                          1,000                   Leased

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


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The prices in the table below represent the high and low sales price for the common stock as reported in The Nasdaq Stock Market under the symbol RAUT. At March 14, 1997, there were 459 stockholders of record.

                                                                          CLOSING PRICES
                                                          1996                                  1995
                                                -------------------------------------------------------------
QUARTER                                         HIGH                LOW                 HIGH              LOW
---------------------------------------         ----                ---                 ----              ---
First . . . . . . . . . . . . . . . . .         15 3/4              11 3/4              16 3/4            13
Second  . . . . . . . . . . . . . . . .         16 3/4              14                  15 1/4            12 3/4
Third . . . . . . . . . . . . . . . . .         19                  15 1/4              15 1/2            14
Fourth  . . . . . . . . . . . . . . . .         18 1/4              15                  14 3/4            11 1/2

The Company did not pay dividends in 1996 and 1995 and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share amounts)           1996         1995         1994          1993        1992
-------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . .  $184,810     $154,611      $138,295      $91,683     $84,205
Operating income  . . . . . . . . . . . . . . . . . .    10,262        6,874         7,462        4,415       3,553
Income before income taxes, extraordinary
  item and accounting changes . . . . . . . . . . . .     8,641        3,305         6,908        4,604       3,615
Net income  . . . . . . . . . . . . . . . . . . . . .     5,095        1,884         4,248        1,862       2,194
Net income per share* . . . . . . . . . . . . . . . .      1.42          .53          1.22          .58         .70
Cash dividend declared per share  . . . . . . . . . .      None         None          None         None        None
Total Assets  . . . . . . . . . . . . . . . . . . . .   105,717       99,788        78,258       62,077      47,250
Long-term debt  . . . . . . . . . . . . . . . . . . .    34,884       30,094        18,925        6,945       5,758

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

                             RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data in dollar amount and as a percentage of net sales:

                                                                           Year Ended December 31,
                                                       --------------------------------------------------------------
                                                               1996                  1995                 1994
                                                       -------------------   -------------------   ------------------
                                                       Dollar      % of      Dollar       % of     Dollar     % of
(Dollars in thousands)                                 Amount    Net Sales   Amount    Net Sales   Amount   Net Sales
---------------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . .   $  184,810    100.0%  $  154,611     100.0% $  138,295   100.0%
Cost of products sold . . . . . . . . . . . . . .      111,349     60.2       97,131      62.8      87,691    63.4
                                                    ----------     ----   ----------      ----  ----------    ---
Gross profit  . . . . . . . . . . . . . . . . . .       73,461     39.8       57,480      37.2      50,604    36.6
Selling, general and administrative expenses  . .       63,199     34.2       50,606      32.7      43,142    31.2
                                                    ----------     ----   ----------      ----  ----------    ---
Operating income  . . . . . . . . . . . . . . . .       10,262      5.6        6,874       4.5       7,462     5.4
Interest income . . . . . . . . . . . . . . . . .          504       .3          394        .2         397      .3
Interest expense  . . . . . . . . . . . . . . . .       (2,220)    (1.2)      (1,828)     (1.2)     (1,042)    (.8)
Other income and expense  . . . . . . . . . . . .           95        -       (2,135)     (1.4)         91      .1
                                                    ----------     ----   ----------      ----  ----------    ---
Income before income taxes  . . . . . . . . . . .        8,641      4.7        3,305       2.1       6,908     5.0
Income taxes  . . . . . . . . . . . . . . . . . .        3,546      1.9        1,421        .9       2,660     1.9
                                                    ----------     ----   ----------      ----  ----------    ---
Net income  . . . . . . . . . . . . . . . . . . .   $    5,095      2.8%  $    1,884       1.2% $    4,248     3.1%
                                                    ==========     ====   ==========      ====  ==========    ====

This report contains certain forward-looking statements. Specifically, the forward-looking statements relate to anticipated future growth through acquisitions and openings of new distribution centers by the Company's subsidiary, Fenders & More, Inc. and to the successful renegotiation of the terms and conditions of the Company's revolving credit agreement. The ability of the Company to achieve the expectations expressed in these forward-looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward-looking statements, such as the cost of acquired businesses and new distribution centers, difficulties in integrating newly acquired businesses and the availability of capital to finance both acquisitions and openings of new distribution centers. Results actually achieved thus may differ materially from expected results included in such statements.

1996 COMPARED TO 1995

Net sales increased $30,199,000, or 19.5%, from $154,611,000 in 1995 to
$184,810,000 in 1996. A full year of sales from acquisitions in 1995 plus distribution centers opened in 1995 and 1996 by Fenders & More, Inc. accounted for the increase in net sales. Sales attributable to properties and operations included in both years ended December 31,1996 and 1995 were $131,765,000 and $131,224,000, respectively. The number of jobber stores owned and operated by the Company increased by a net of four stores in 1996. Acquisitions added six new jobber stores while two marginally profitable stores were closed.

Gross profit for 1996 was $73,641,000, or 39.8% of net sales, compared with $57,480,000, or 37.2% of net sales in 1995. The changes in cost of products sold are generally consistent with changes in net sales; however, the gross profit percentage for 1996 increased due to the shift in the mix of wholesale and retail sales as a result of the acquisitions and new distribution center openings discussed above.

Selling, general and administrative expenses were $63,199,000, or 34.2% of net sales, compared with $50,606,000, or 32.7% of net sales in 1995. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by the acquisitions made in mid-1995.

Operating income was $10,262,000, or 5.6% of net sales, compared with $6,874,000, or 4.5% of net sales in 1995. The increase in operating income was generally consistent with the increase in net sales.

Interest expense was $2,220,000, or 1.2% of net sales, compared with $1,828,000, or 1.2% of net sales in 1995. The increase in interest expense is principally due to the higher borrowing levels resulting from the Company's investment in acquisitions and the expansion of its Fenders & More, Inc. business as well as the impact of changes in interest rates compared to the prior year. The Company's total effective income tax rate was 41.0% in 1996 compared to 43.0% in 1995. These differences from the statutory federal rate are due mostly to the impact of state income taxes as further discussed in Note 7 to the consolidated financial statements.

Net income was $5,095,000, or 2.8% of net sales, compared with $1,884,000, or 1.2% of net sales in 1995.

1995 COMPARED TO 1994

Net sales increased $16,316,000, or 11.8%, from $138,295,000 in 1994 to
$154,611,000 in 1995. Acquisitions on July 7, 1995 (one distribution center and 23 stores in metropolitan Pittsburgh, Pennsylvania) and August 31,1995 (three automotive body parts distribution centers in Texas) added $16,313,000 in net sales. Fenders & More, Inc. distribution centers opened in 1994 ( one distribution center) and 1995 (three distribution centers) added additional net sales of $5,122,000. These increases in net sales due to acquisitions and new locations were offset by decreases in net sales at the Company's traditional automotive hard parts distribution centers and jobber stores due to the mild 1994-95 winter weather, a generally soft retail economy plus competitive pressures in some of the Company's trading areas. Sales attributable to properties and operations included in both years ended December 31,1995 and 1994 were $98,958,000 and $102,966,000, respectively. The number of jobber stores owned and operated by the Company increased by a net of 23 stores in 1995. Acquisitions added 25 new jobber stores. Three new jobber stores were opened while five marginally profitable stores were either sold or closed.

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

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    1996
                    ----                           FIRST          SECOND         THIRD       FOURTH      TOTAL
(Dollars in thousands, except per-share amounts)  QUARTER         QUARTER       QUARTER      QUARTER   FOR YEAR
---------------------------------------------------------------------------------------------------------------
Net Sales . . . . . . . . . . . . . . . . . .     $44,296         $48,322       $47,238      $44,954   $184,810
Gross Profit  . . . . . . . . . . . . . . . .      16,909          18,650        18,530       19,372     73,461
Net Income  . . . . . . . . . . . . . . . . .         814           1,583         1,572        1,126      5,095
Net Income per share  . . . . . . . . . . . .         .23             .44           .44          .31       1.42

                     1995
                     ----
Net Sales . . . . . . . . . . . . . . . . . .     $32,908         $36,413       $43,752      $41,538   $154,611
Gross Profit  . . . . . . . . . . . . . . . .      12,379          13,284        16,294       15,523     57,480
Net Income (Loss)   . . . . . . . . . . . . .         627            (395)        1,239          413      1,884
Net Income (Loss) per share*  . . . . . . . .         .18            (.11)          .35          .12        .53

*(The sum of reported quarterly earnings per share differs from annual earnings per share due to rounding.)

A year-end adjustment for LIFO expense resulted in increasing net income during the fourth quarter of 1996 by approximately $381,000 ($0.11 per share). A year-end adjustment for LIFO expense resulted in decreasing net income during the fourth quarter of 1995 by approximately $143,000 ($0.04 per share).

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: For the year ended December 31, 1996, operating activities provided $1,077,000 of net cash primarily from net earnings, depreciation, amortization and income taxes recoverable which was offset by increases in inventories and reduction of accounts payable as favorable terms granted by suppliers in 1995 expired. Investing activities used $4,808,000 of cash, principally consisting of the Company's investment in acquisitions and capital expenditures. Financing activities provided $3,831,000 of cash principally from net borrowings under the Company's Revolving Credit Agreement.

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

Working Capital:   The Company's ratio of current assets to current liabilities was 4.1 at the end of 1996 compared with 3.2 at the end of 1995. Working capital at December 31, 1996 was $61,278,000 compared with $51,741,000 at December 31, 1995. The increase in working capital at December 31, 1996 was primarily related to higher inventories and lower levels of accounts payable. This increase in working capital was primarily financed by borrowings under the Revolving Credit Agreement. Cash increased by $100,000 from $2,798,000 at December 31, 1995 to $2,898,000 at December 31, 1996.

Credit Facilities:   At December 31, 1996, the Company had available cash
resources of $35,000,000 from banks, of which $33,600,000 was utilized. The Company's ability to open new distribution centers, to expand sales at existing distribution centers and to make strategic acquisitions of competitors in existing and new markets is dependent on the availability of capital. The Company is currently renegotiating the terms and conditions of its revolving credit agreement. The Company has requested an increase of $15,000,000 in its line of credit from $35,000,000 to $50,000,000. The Company believes it will be able to successfully obtain this increase in its line of credit. Note 8 to the consolidated financial statements contains a more complete explanation of the Company's credit facilities.

Capital Expenditures and Acquisitions:   Capital expenditures, excluding new
business acquisitions, were $2,320,000 and $2,255,000 for 1996 and 1995, respectively. Normal replacement of equipment and fixtures and the opening of new Fenders & More, Inc. distribution centers accounted for the majority of capital expenditures. The Company has made a number of strategic acquisitions during the three years ended December 31, 1996. Note 6 to the consolidated financial statements contains a more complete explanation of these acquisitions. The Company anticipates future growth will come from further strategic acquisitions as well as additional openings of new distribution centers by its subsidiary Fenders & More, Inc. Eight new distribution centers are planned to be opened by Fenders & More, Inc. in 1997.

Sources of Liquidity:   Although no other definitive arrangements have been
reached, it is expected that cash generated from operations, other changes in working capital and the increased line of credit discussed above will be sufficient to support cash outlays for additional location openings and anticipated acquisitions, if any.

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

The Company does not believe its operations have been materially affected by inflation. In general, the Company offsets increased costs from suppliers by increasing sales prices to customers.

The Company uses the LIFO method of accounting for most of its inventories. Under this method, the cost of products sold reported in the consolidated financial statements approximates current costs and thus reduces the distortion in reported income due to increasing costs. Note 4 to the consolidated financial statements contains additional detail concerning LIFO's effect on the Company.

                            NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. The Company adopted the new disclosure requirements of SFAS No. 123.

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

February 20, 1997

To the Board of Directors
and Stockholders of Republic Automotive Parts, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 22 present fairly, in all material respects, the financial position of Republic Automotive Parts, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

Republic Automotive Parts, Inc.
CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
(Dollars in thousands)                                                           1996                     1995
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $  2,898                 $ 2,798
    Accounts and notes receivable, less allowance for doubtful
        accounts of $658,000 and $490,000                                        14,897                  14,063
    Inventories                                                                  57,087                  52,732
    Deferred income taxes                                                         3,324                   2,972
    Income taxes recoverable                                                                              1,452
    Prepaid expenses and other current assets                                     2,779                   1,031
                                                                               --------------------------------
        Total current assets                                                     80,985                  75,048

PROPERTY, PLANT AND EQUIPMENT, NET                                                9,286                   9,266
LONG-TERM NOTES RECEIVABLE                                                          499                     693
DEFERRED PENSION ASSET                                                            3,137                   3,298
GOODWILL AND OTHER INTANGIBLES, less accumulated
    amortization of $2,530,000 and $1,802,000                                    11,810                  11,483
                                                                               --------------------------------
                                                                               $105,717                 $99,788
                                                                               ========                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable and long-term debt due within one year                       $  1,997                 $ 1,964
    Accounts payable                                                             11,210                  15,800
    Accrued compensation and employee benefits                                    3,480                   2,467
    Accrued taxes and other liabilities                                           3,020                   3,076
                                                                               --------------------------------
        Total current liabilities                                                19,707                  23,307

LONG-TERM DEBT                                                                   34,884                  30,094
DEFERRED INCOME TAXES                                                             1,704                   1,682
OTHER LONG-TERM LIABILITIES                                                       1,329                   1,707

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

STOCKHOLDERS' EQUITY
    Preferred stock of $1.00 par value:
        Authorized - 150,000; Issued - none
    Junior Participating Cumulative
        Preferred Stock at $1.00 par value
        Authorized - 50,000 shares; Issued - none
    Common stock of $.50 par value:
        Authorized - 5,000,000 shares
        Issued - 3,460,983 shares                                                 1,730                   1,730
    Additional paid-in capital                                                   24,913                  24,913
    Retained earnings                                                            22,255                  17,160
    Treasury stock, at cost:  73,165 shares                                        (805)                   (805)
                                                                               --------------------------------
                                                                                 48,093                  42,998
                                                                               --------------------------------
                                                                               $105,717                 $99,788
                                                                               ========                 =======


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF INCOME


                                                                                    For the Year Ended
                                                                                       December 31,
(Dollars in thousands, except per-share data)                              1996            1995           1994
--------------------------------------------------------------------------------------------------------------
NET SALES                                                               $184,810         $154,611      $138,295

COSTS AND EXPENSES
    Cost of products sold                                                111,349           97,131        87,691
    Selling, general and administrative expenses                          63,199           50,606        43,142
                                                                        ---------------------------------------

OPERATING INCOME                                                          10,262            6,874         7,462

INTEREST INCOME                                                              504              394           397
INTEREST EXPENSE                                                          (2,220)          (1,828)       (1,042)
OTHER INCOME AND EXPENSE (Note 12)                                            95           (2,135)           91
                                                                        ---------------------------------------

INCOME BEFORE INCOME TAXES                                                 8,641            3,305         6,908

PROVISION FOR INCOME TAXES                                                 3,546            1,421         2,660
                                                                        ---------------------------------------

NET INCOME                                                              $  5,095         $  1,884      $  4,248
                                                                        =======================================


EARNINGS PER COMMON SHARE                                               $   1.42         $   0.53      $   1.22
                                                                        =======================================

Weighted average common and common
    equivalent shares outstanding:                                         3,593            3,526         3,479
                                                                        =======================================



   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common stock                                 Restricted   Treasury stock
                                        ------------------     Additional                  stock,   -------------------
                                         Number                 paid-in       Retained    unvested    Number
(Dollars in thousands)                  of shares   Amount      capital       earnings    portion   of shares    Amount
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993             3,137      $1,568      $21,091       $ 11,028    $  (13)       73       $(805)

Restricted stock amortized                                                                    13
Restricted stock tax benefit                                        180
Stock issued                               255         128        2,677
Net income                                                                      4,248
                                         -----------------------------------------------------------------------------

Balance at December 31, 1994             3,392       1,696       23,948        15,276                   73        (805)

Stock issued                                69          34          965
Net income                                                                      1,884
                                         -----------------------------------------------------------------------------
Balance at December 31, 1995             3,461       1,730       24,913        17,160                   73        (805)


Net income                                                                      5,095
                                         -----------------------------------------------------------------------------

Balance at December 31, 1996             3,461      $1,730      $24,913       $22,255         -         73       $(805)
                                         =============================================================================


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For The Year Ended
                                                                                            December  31,
(Dollars in thousands)                                                            1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                 $   5,095      $   1,884       $  4,248
    Adjustments to reconcile net income to net cash
    provided (used) by operations:
        Depreciation                                                               2,649          2,027          1,611
        Amortization of intangibles                                                1,288          1,034            806
        Provision for losses on accounts receivable                                  315            424            259
        Provision for deferred pension expense (income)                              161           (158)          (289)
        Loss (gain) on disposal of property, plant and equipment                       3              5            (38)
        Deferred income taxes                                                       (330)          (210)            82
        Change in assets and liabilities net of effects from acquisitions:
            Accounts and notes receivable                                         (1,037)          (560)          (564)
            Income taxes recoverable                                               1,452         (1,253)
            Inventories                                                           (1,982)          (702)        (4,416)
            Prepaid expenses and other current assets                             (1,740)            84            (72)
            Accounts payable                                                      (5,190)         2,190         (3,498)
            Accrued compensation and employee benefits                             1,004           (246)           205
            Accrued taxes and other liabilities                                      (56)           585            127
            Other long-term liabilities                                             (555)          (571)          (454)
                                                                               ---------------------------------------
            Net cash provided (used) by operating activities                       1,077          4,533         (1,993)
                                                                               ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from the sale of property, plant and equipment                         160            116            273
     Acquisitions, net of cash acquired (Notes 3 and 6)                           (2,648)       (11,649)        (3,093)
     Capital expenditures                                                         (2,320)        (2,255)        (1,933)
                                                                               ---------------------------------------
             Net cash used in investing activities                                (4,808)       (13,788)        (4,753)
                                                                               ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from borrowings on revolving credit agreement                       12,200         14,375         18,400
     Payments under revolving credit agreement                                    (6,600)        (4,575)        (6,200)
     Payments on long-term debt and notes payable                                 (1,963)          (649)        (6,499)
     Decrease in long-term notes receivable                                          194            227             16
     Proceeds from exercise of stock options                                                                       180
                                                                               ---------------------------------------
             Net cash provided by financing activities                             3,831          9,378          5,897
                                                                               ---------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 100            123           (849)

Cash and cash equivalents at beginning of year                                     2,798          2,675          3,524
                                                                               ---------------------------------------

Cash and cash equivalents at end of year                                       $   2,898      $   2,798       $  2,675
                                                                               =======================================


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

Republic Automotive Parts, Inc. (the "Company") distributes new automotive aftermarket replacement parts, tools, supplies and accessories through a network of distribution centers and jobber stores. The Company also distributes new replacement parts to repair vehicles damaged in collisions through a network of distribution centers located in the Southeast United States. The Company is a member of the All Pro/Bumper to Bumper distribution group through which it is licensed to use the nationally known "All Pro Auto Parts" merchandising name. This association of operators of auto parts stores ranks as one of the largest in the nation with 87 warehouse distributor members and 1,900 jobber store members throughout the United States. As a member of the group, the Company is able to offer high-quality parts at meaningful savings to its customers in the automotive aftermarket repair parts and service segment of the United States economy.

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

Concentration of Credit Risk
The Company grants credit to certain customers who meet the Company's pre-established credit requirements. The Company's customers are not concentrated in one geographic region nor does any single customer account for a significant amount of sales or accounts receivable. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's estimates.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

                  Land improvements                    -   10 to 20 years
                  Buildings and building improvements  -    5 to 30 years
                  Equipment and fixtures               -    3 to 15 years

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

Income Taxes
The liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Reclassifications
Certain balances in 1995 and 1994 have been reclassified to conform with current year presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Cash interest payments during 1996, 1995 and 1994 totalled $2,301,000, $1,839,000 and $936,000, respectively. Cash payments for income taxes net of refunds totalled $2,562,000 in 1996, $2,844,000 in 1995 and $2,535,000 in 1994.

The following table summarizes non-cash investing and financing activities related to the Company's acquisitions in 1996, 1995 and 1994.

(Dollars in thousands)                                                1996              1995           1994
-------------------------------------------------------------------------------------------------------------
                 Fair value of assets acquired, other than cash    $  4,620         $  19,940        $ 12,595
                 Common stock issued                                                   (1,000)         (2,805)
                 Note payable issued                                 (1,186)           (3,157)           (835)
                 Cash paid                                           (2,648)          (11,649)         (3,093)
                                                                   ------------------------------------------
                 Liabilities assumed or incurred                   $    786         $   4,134        $  5,862
                                                                   ==========================================

NOTE 4 - INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 85% of inventories. Replacement cost of the inventories exceeded the LIFO carrying amount by approximately $4,667,000 at December 31, 1996 and $4,807,000 at December 31, 1995. The Company provides a reserve in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" in the amount of $523,000 at December 31, 1996 and $381,000 at December 31, 1995.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following:

                                                                            December 31,
(Dollars in thousands)                                               1996              1995
---------------------------------------------------------------------------------------------
                 Land and land improvements                       $     313         $     261
                 Buildings and building improvements                  1,088             1,083
                 Leasehold improvements                               1,523             1,261
                 Equipment and fixtures                              18,545            16,791
                                                                  ---------------------------
                                                                     21,469            19,396
                 Accumulated depreciation and amortization          (12,183)          (10,130)
                                                                  ---------------------------
                                                                  $   9,286         $   9,266
                                                                  ===========================

NOTE 6 - BUSINESS COMBINATIONS:

The Company acquired certain assets of an affiliated group of companies based in Davenport, Iowa on September 30, 1996. The purchase price was $922,000.
The Company also acquired certain assets of a distributor of automotive crash parts based in Ft. Oglethorpe, Georgia on November 4, 1996. The purchase price was $572,000. Both acquisitions are subject to post-closing adjustments which are not expected to be material. The acquisitions have been accounted for by the purchase method of accounting. The operating results of these acquired businesses are included in the Consolidated Statements of Income from the acquisition date. The Company also acquired three jobber stores in the Pittsburgh, Pennsylvania metropolitan area and one jobber store in Dixon, Illinois during 1996. Total consideration paid for these four jobber stores was approximately $947,000 for inventories and equipment.

The Company acquired certain assets of Beacon Auto Parts Company ("BAP"), a privately-held distributor of automotive replacement parts and supplies in metropolitan Pittsburgh, Pennsylvania on July 7, 1995. The purchase price was $12,816,000. In addition, the Company assumed $3,305,000 of trade payables and accrued expenses. Of the purchase price, $1,000,000 was paid through the issuance of 69,232 shares of common stock, $2,000,000 by the issuance of a subordinated promissory note, $8,660,000 in cash paid at closing and $1,157,000 to be paid following settlement. Additional contingent purchase price payments over the next two and one-half years of up to $2,500,000 based on the operations of the acquired business meeting certain targets may be due to the selling parties. The Company also entered into a non-competition undertaking providing for payments aggregating $500,000 over five years. Direct acquisition costs of $179,000 were also incurred. The assets acquired were recorded at their fair values of $9,320,000 for inventory, $1,605,000 for accounts receivable, $1,971,000 for equipment, furniture, fixtures and vehicles, $116,000 for prepaid expenses, deferred tax asset and petty cash, $418,000 for non-competition undertaking and $3,288,000 for goodwill. The acquisition was accounted for under the purchase method with the results of Beacon Auto Parts Company included in the Consolidated Statements of Income from the acquisition date.

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

The following unaudited pro forma summary of financial information has been prepared as follows: for 1995, as though BAP had been acquired at the beginning of 1995 and for 1994, as though both BAP and F&M had been acquired at the beginning of 1994. Pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the year, or of the results which may occur in the future.

                                                                                    Year ended December 31,
(Dollars in thousands, except per-share data)                                       1995               1994
-------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                 Net sales                                                        $168,182           $167,460
                                                                                  ===========================
                 Income before income taxes                                       $  3,823           $  8,083
                                                                                  ===========================
                 Net income                                                       $  2,195           $  4,942
                                                                                  ===========================
                 Earnings per common share                                        $   0.62           $   1.39
                                                                                  ===========================

Pro forma results for 1996 have been omitted since they do not differ significantly from reported results.

NOTE 7 - INCOME TAXES:

The provision for income taxes consists of the following:

(Dollars in thousands)                                                1996            1995               1994
-------------------------------------------------------------------------------------------------------------
                 Current:
                     Federal                                         $3,149         $1,293             $2,182
                     State                                              766            330                424
                                                                     ----------------------------------------
                                                                      3,915          1,623              2,606
                                                                     ----------------------------------------
                 Deferred:
                     Federal                                           (314)          (117)                45
                     State                                              (55)           (85)                 9
                                                                     ----------------------------------------
                                                                       (369)          (202)                54
                                                                     ----------------------------------------
                                                                     $3,546         $1,421             $2,660
                                                                     ========================================

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate of 34% is as follows:

(Dollars in thousands)                                                 1996           1995               1994
-------------------------------------------------------------------------------------------------------------
                 Federal income taxes at statutory rate              $2,938         $1,124             $2,349
                 State income taxes, net of federal tax benefit         456            175                283
                 Other items, net                                       152            122                 28
                                                                     ----------------------------------------
                                                                     $3,546         $1,421             $2,660
                                                                     ========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                          December 31,
(Dollars in thousands)                                                1996            1995
------------------------------------------------------------------------------------------
                 Deferred tax assets (current):
                     Inventory carrying value                        $1,766         $1,705
                     Allowance for doubtful accounts                    256            192
                     Vacation accrual                                   453            399
                     Future sales return                                203            150
                     Provision for performance stock                    329            287
                     Other                                              317            239
                                                                     ---------------------
                         Net deferred tax asset                      $3,324         $2,972
                                                                     =====================

                 Deferred tax liabilities (non-current):
                     Prepaid pension asset                           $1,220         $1,295
                     Postretirement benefit obligation                 (440)          (458)
                     Depreciation                                       949            861
                     Other                                              (25)           (16)
                                                                     ----------------------
                         Net deferred tax liability                  $1,704         $1,682
                                                                     =====================

In connection with the business acquisitions made in 1995 (see Note 6), net deferred tax assets of $94,000 were recorded.

NOTE 8 - LONG-TERM DEBT:

Outstanding long-term debt is summarized as follows:


                                                                           December 31,
(Dollars in thousands)                                                 1996           1995
------------------------------------------------------------------------------------------
       Revolving credit note, with interest from 6.50% to 8.25%
           at December 31, 1996                                      $33,600        $28,000
       Notes payable in various installments at various
           interest rates not exceeding 10.0% through 1999             3,281          4,058
                                                                     ----------------------
                                                                      36,881         32,058
       Less - current maturities                                      (1,997)        (1,964)
                                                                     ----------------------
                                                                     $34,884        $30,094
                                                                     ======================

The maturities of long-term debt at December 31, 1996, for the succeeding years and in the aggregate are as follows (in thousands):

                     Year
                     ----
                     1997                                           $ 1,997
                     1998                                               784
                     1999                                            34,100
                                                                    -------
                                                                    $36,881
                                                                    =======

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

NOTE 9 - STOCKHOLDERS' EQUITY:

Stockholders' Rights Plan

The Company issued Junior Participating Cumulative Preferred Stock Purchase Rights to common stockholders in June 1992. Each right entitles the holder to purchase from the Company one-hundredth share of Junior Participating Cumulative Preferred Stock, $1.00 par value. The rights are not and will not become exercisable unless certain change of control events occur. Authorized are 50,000 shares, none of which have been issued as of December 31, 1996.

Stock Compensation Plans

The Company maintains an incentive stock option plan for certain management employees. The plan allows issuance of non-qualified incentive stock options, restricted stock and/or performance shares to officers, employees and directors of the Company as approved by a committee of the Board of Directors. Shares available for issuance under the plan aggregate 450,000 common shares plus any unused shares reverting to the Company as a result of nonexercise of previously outstanding options. Options are granted at fair market value on the date of grant, and typically vest 20% upon grant and 20% on the four succeeding anniversaries. Such options generally expire five years from the date of grant.

The activity of the stock option plans is summarized below.

                                                                    1996                          1995
                                                          -------------------------       ----------------------
                                                           SHARES                         Shares
                                                           UNDER          PRICE            Under       Price
                                                           OPTION         RANGE           Option       Range
                                                          -------------------------       ----------------------
Outstanding, January 1                                    257,000      $9.75-$13.38       208,000   $9.75-$13.25
Granted                                                    48,000            $16.00        49,000         $13.38
Exercised
Expired
                                                          -------                         -------
Outstanding, December 31                                  305,000      $9.75-$16.00       257,000   $9.75-$13.38
                                                          =======                         =======
Shares exercisable at end of year                         217,400                         118,000
                                                          =======                         =======
Shares available for grants at end of year                    411                          23,411
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

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards in 1996 and 1995 under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)                1996             1995
-----------------------------------------------------------------------------------
           Net income
                As reported                                $5,095            $1,884
                Pro forma                                   5,000             1,839

           Earnings per share
                As reported                               $  1.42            $ 0.53
                Pro forma                                    1.39              0.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 1996 and 1995, respectively: average expected volatility of 39% in 1996 and 42% in 1995; risk-free interest rates of approximately 6.10% in 1996 and 5.49% in 1995; average expected lives of 5 years; and, no dividend yield for either year.

NOTE 10 - LEASE COMMITMENTS:

The Company has numerous operating leases which relate principally to real estate and generally include renewal options ranging from one to ten years. Rental expense under these leases was $5,551,000 in 1996, $4,768,000 in 1995 and $4,146,000 in 1994.

At December 31, 1996 future minimum rental commitments under non-cancelable operating leases with terms in excess of one year, excluding payments for taxes, insurance and other expenses, were (dollars in thousands):

                Year
                1997                                                   $ 5,215
                1998                                                     4,706
                1999                                                     3,493
                2000                                                     2,500
                2001                                                     1,681
                Thereafter                                               5,647
                                                                       -------
                Total minimum lease payments                           $23,242
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

(Dollars in thousands)                                                     1996           1995            1994
---------------------------------------------------------------------------------------------------------------
          Service cost-benefits earned during year                      $     878       $    600       $    508
          Interest cost on projected benefit                                  627            583            546
          Actual return on plan assets                                     (1,477)        (2,110)           575
          Net amortization and deferral                                       133            769         (1,918)
                                                                        ---------------------------------------
          Net periodic pension expense (income)                         $     161       $   (158)      $   (289)
                                                                        =======================================
          Projected benefit obligation, December 31                     $  (8,824)      $ (8,595)      $ (6,812)
          Plan assets at fair market value, primarily listed stocks        12,321         11,985         10,529
                                                                        ---------------------------------------
          Excess of plan assets over projected benefit obligation           3,497          3,390          3,717
          Unrecognized net asset, December 31                              (1,498)        (1,797)        (1,729)
          Unrecognized net loss and prior service cost                      1,138          1,705          1,152
                                                                        ---------------------------------------
          Deferred pension asset                                        $   3,137       $  3,298       $  3,140
                                                                        =======================================

The discount rate and the increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.50% and 4.50%, respectively in 1996, compared to 7.50% and 5% in 1995 and 8.25% and 5% in 1994. The effect of the discount rate charge in 1995 was to increase the projected benefit obligation at December 31, 1995 by $924,000.
The expected long-term rate of return on assets was 9.5% in 1996 and 1995 and 1994. The average remaining service lives of plan participants used to compute amortization of the projected obligation existing as of December 31, 1996 is 15 years.

The actuarial present value of vested and nonvested accumulated benefits as of January 1, 1996, for the plan was $5,688,000 and $646,000, respectively; net assets available for plan benefits at December 31, 1996 amounted to $12,321,000. The assumed average rate of return in determining the actuarial present value of accumulated plan benefits was 8.25%.

The Company also sponsors a defined contribution plan covering all full time, non-union employees with at least one year of continuous employment who are 21 years or older. Employee participation in the plan is optional. Company contributions are made monthly and are based upon participant contributions. Net expense under this plan was $355,000 in 1996, $318,000 in 1995 and $261,000 in 1994.

Certain union employees participate in a retirement plan sponsored by their union. Amounts charged to pension cost, representing the Company's required contribution to the plan, were $28,000 in 1996, $29,000 in 1995 and $30,000 in 1994.

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

The following table summarizes the components of postretirement benefit cost and accumulated postretirement benefit liability recognized in the Company's financial statements at December 31:

(Dollars in thousands)                                                     1996           1995           1994
---------------------------------------------------------------------------------------------------------------
          Service cost - benefits earned during year                      $    22       $     18        $    22
          Interest cost on projected benefit                                  102            105             85
          Net amortization and deferral                                        10              4
                                                                          -------------------------------------
          Net postretirement benefit cost                                 $   134        $   127        $   107
                                                                          =====================================
          Accumulated postretirement benefit liability:
              Retirees                                                    $(1,147)       $(1,177)       $  (880)
              Fully eligible participants                                     (90)           (77)          (108)
              Other active participants                                      (174)          (145)          (147)
                                                                          -------------------------------------
                                                                           (1,411)        (1,399)        (1,135)
          Unrecognized net loss                                               264            264              6
                                                                          -------------------------------------
          Net accumulated postretirement benefit liability                $(1,147)       $(1,135)       $(1,129)
                                                                          =====================================

The discount rate used in determining the APBO was 7.50% in 1996, 7.50% in 1995 and 8.25% in 1994. The assumed health care cost trend rate used in measuring the APBO was 10% for 1996 and 11% in 1995 and 1994, and over the next three years, ultimately declining to a rate of 7% in 1999 and later. If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1996 would be increased 4.09%. The effect of this change on the sum of the service cost and interest cost components of net postretirement benefit cost for the year ended December 31, 1996 would be an increase of 4.30%.

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

The Company was contingently liable as guarantor of various customers' installment notes payable to banks, secured by their inventories and other assets, amounting to approximately $739,000 at December 31, 1996 and $780,000 at December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company Disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and executive officers of the Company disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information with respect to executive compensation, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to security ownership of certain beneficial owners and management, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information with respect to certain relationships and related transactions, which is disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 5, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

                                                                                                           PAGE IN
                                                                                                          FORM 10-K
                                                                                                          ---------
    1.   Financial Statements.
            Report of Independent Accountants                                                                 10
            Consolidated Balance Sheets at December 31, 1996 and 1995                                         11
            Consolidated Statements of Income for the three years ended December 31, 1996                     12
            Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1996        13
            Consolidated Statements of Cash Flows for the three years ended December 31, 1996                 14
            Notes to Consolidated Financial Statements                                                     15-21

    2.   Financial Statement Schedules:
            VIII.Valuation and Qualifying Accounts and Reserves                                               26
            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits-Index appears immediately preceding the exhibits.

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

    11.     Statement re: computation of earnings per share

    21.     Subsidiaries of the Company

    23.     Consent of Price Waterhouse LLP, independent auditors

* Document not filed because substantially identical to filed document identified as Exhibit 10.4.
**Document not filed because substantially identical to filed document identified as Exhibit 10.6.

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

                                   REPUBLIC AUTOMOTIVE PARTS, INC.
                                   Registrant

                                   By: /S/KEITH M. THOMPSON    February 20, 1997
                                   ---------------------------------------------
                                   Keith M. Thompson                  Date
                                   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/EDGAR R. BERNER           March 6, 1997           /S/KEITH M. THOMPSON            February 20, 1997
------------------------------------------           -------------------------------------------------
Edgar R. Berner                  Date                Keith M. Thompson                     Date
Chairman of the Board of Directors                   President, Chief Executive Officer and Director


/S/DONALD B. HAUK          February 20, 1997         /S/NICHOLAS A. FEDORUK           February 20, 1997
--------------------------------------------         --------------------------------------------------
Donald B. Hauk                   Date                Nicholas A. Fedoruk                    Date
Executive Vice President, Chief Financial            Director
Officer,  and Director


/S/LEROY M. PARKER          February 20, 1997        /S/WILLIAM F. BALLHAUS          February 20, 1997
---------------------------------------------        -------------------------------------------------
Leroy M. Parker                  Date                William F. Ballhaus                  Date
Director                                             Director

Republic Automotive Parts, Inc.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                    ADDITIONS
                                                     BALANCE AT      CHARGED                      BALANCE
                                                     BEGINNING       TO COSTS                      AT END
DESCRIPTION                                          OF PERIOD     AND EXPENSES  DEDUCTIONS (1)  OF PERIOD
-----------                                          ---------     ------------  --------------  ---------
Allowance for doubtful accounts, deducted
     from accounts and notes receivable:

Year ended December 31,
     1996                                           $490,000       $315,000       $147,000       $658,000
     1995                                           $571,000       $424,000       $505,000       $490,000
     1994                                           $701,000       $259,000       $389,000       $571,000

(1)  Write-offs in excess of recoveries.

                               LIST OF EXHIBITS

          The following Exhibits are filed as a part of this Report:

11.  Statement re: Computation of Earnings Per Share

21.  Subsidiaries of the Company

23.  Consent of Independent Accountants

27.  Financial Data Schedule (for SEC use only)