Form 10-Q
period 1997-03-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1997-05-08
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

Commission file number  0-6215


                     Republic Automotive Parts, Inc.
          (Exact name of registrant as specified in its charter)


          Delaware                                   38-1455545
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


500 Wilson Pike Circle, Suite 115, Brentwood, Tennessee         37027
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

(615) 373-2050
----------------------------------------------------
(Registrant's telephone number, including area code)


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X      No
                                              -----       -----


Number of shares (common) outstanding at March 31, 1997:  3,387,818






PART I - FINANCIAL INFORMATION     Item 1.   Financial Statements

Republic Automotive Parts, Inc.

CONSOLIDATED BALANCE SHEETS                         (Unaudited)
                                                      March 31,   December 31,
(Dollars in thousands)                                   1997         1996
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $    3,985    $  2,898
  Accounts and notes receivable, less allowance
   for doubtful accounts of $667 and $658                15,409      14,897
 Inventories                                             57,070      57,087
 Deferred income taxes                                    3,927       3,324
 Prepaid expenses and other current assets                2,939       2,779
                                                         ------      ------
    Total current assets                                 83,330      80,985
PROPERTY, PLANT AND EQUIPMENT, NET                        8,873       9,286
LONG-TERM NOTES RECEIVABLE                                  403         499
DEFERRED PENSION ASSET                                    3,092       3,137
GOODWILL AND OTHER INTANGIBLES, less accumulated
 amortization of $2,713 and $2,530                       11,491      11,810
                                                       --------    --------
                                                       $107,189    $105,717
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and long-term debt
  due within one year                                  $  4,997    $  1,997
 Accounts payable                                        12,397      11,210
 Accrued compensation and employee benefits               1,956       3,480
 Accrued taxes and other liabilities                      4,050       3,020
                                                         ------      ------
    Total current liabilities                            23,400      19,707
LONG-TERM DEBT                                           31,363      34,884
DEFERRED INCOME TAXES                                     2,137       1,704
OTHER LONG-TERM LIABILITIES                               1,376       1,329

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock of $1.00 par value:
    Authorized - 150,000;  Issued - none
 Junior Participating Cumulative
    Preferred Stock at $1.00 par value
    Authorized - 50,000 shares;  Issued - none
 Common stock of $.50 par value:
    Authorized - 5,000,000 shares
    Issued - 3,460,983 shares                             1,730       1,730
 Additional paid-in capital                              24,913      24,913
 Retained earnings                                       23,075      22,255
 Treasury stock, at cost:  73,165 shares                   (805)       (805)
                                                         ------      ------
                                                         48,913      48,093
                                                         ------      ------
                                                       $107,189    $105,717
                                                        =======     =======

The accompanying notes are an integral part of these financial statements.


Item 1.   Financial Statements:  (Continued)

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        (unaudited)
                                                    Three months ended
                                                        March  31,
(Dollars in thousands, except per-share data)          1997      1996

NET SALES                                            $45,785   $44,296

COSTS AND EXPENSES
  Cost of products sold                               27,126    27,387
  Selling, general and administrative expenses        16,784    15,050
                                                      ------    ------

OPERATING INCOME                                       1,875     1,859

Interest income                                          116        99
Interest expense                                        (585)     (587)
Other income and expense                                   7        31
                                                      ------    ------

INCOME BEFORE INCOME TAXES                             1,413     1,402

Provision for income taxes                               593       588
                                                      ------    ------

NET INCOME                                               820       814

RETAINED EARNINGS at beginning of year                22,255    17,160
                                                      ------    ------

RETAINED EARNINGS at end of quarter                  $23,075   $17,974
                                                      ======    ======

EARNINGS PER COMMON SHARE - BASIC                      $0.24     $0.24
                                                        ====      ====

EARNINGS PER COMMON SHARE - DILUTED                    $0.23     $0.23
                                                        ====      ====

Weighted Average Common Shares Outstanding             3,388     3,370
Common Equivalent Shares Outstanding                     214       182
                                                       -----     -----
Weighted Average Common Shares and
 Common Equivalent Shares Outstanding                  3,602     3,552
                                                       =====     =====





The accompanying notes are an integral part of these financial statements.



Item 1.        Financial Statements: (Continued)

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS                     (Unaudited)
                                                    For the three months ended
                                                                March  31,
(Dollars in thousands)                                       1997       1996

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                $  820        $  814
Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation                                               680           637
  Amortization of intangibles                                319           305
  Provision for losses on accounts receivable                 67           104
  Provision for deferred pension expense (income)             45           (36)
  Loss (gain) on disposal of property, plant and equipment    (4)            2
  Deferred income taxes                                     (170)         (107)
Change in assets and liabilities:
  Accounts and notes receivable                             (579)       (1,944)
  Income taxes recoverable                                               1,317
  Inventories                                                 17            71
  Prepaid expenses and other current assets                 (160)       (1,251)
  Accounts payable                                         1,187         1,456
  Accrued compensation and employee benefits              (1,524)         (724)
  Accrued taxes and other liabilities                      1,030           821
  Other long-term liabilities                                 47           (40)
                                                           -----         -----
Net cash provided by operating activities                  1,775         1,425

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment       11            54
Capital expenditures                                        (274)         (782)
                                                           -----         -----
Net cash used in investing activities                       (263)         (728)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit agreement                 3,950         2,900
Repayment of revolving credit agreement                   (7,450)       (1,600)
Increase in short-term debt and notes payable              3,000
Payments on long-term debt and notes payable                 (21)       (1,174)
Decrease in long-term notes receivable                        96            49
                                                           -----         -----
Net cash provided by financing activities                   (425)          175

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,087           872

Cash and cash equivalents at beginning of year             2,898         2,798
                                                           -----         -----
Cash and cash equivalents at end of period                $3,985        $3,670
                                                           =====         =====
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest expense                                     $  572        $  509
                                                           =====         =====
     Income taxes                                         $  213        $ (771)
                                                           =====         =====

The accompanying notes are an integral part of these financial statements.

Item 1.    Financial Statements:   (Continued)

Republic Automotive Parts, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared according to the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

However, management believes all adjustments necessary for a fair statement of operations of the interim period have been made. These adjustments are of a normal recurring nature.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for the full year.

Note 2 - Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share." Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if-converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 in the first quarter of 1997 did not have a significant impact on the Company's reported EPS.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

This report contains certain forward-looking statements. Specifically, the forward-looking statements relate to anticipated future growth through acquisitions and openings of new distribution centers by the Company's subsidiary, Fenders & More, Inc. The ability of the Company to achieve the expectations expressed in these forward-looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward-looking statements, such as the cost of acquired businesses and new distribution centers, difficulties in integrating newly acquired businesses and the availability of capital to finance both acquisitions and openings of new distribution centers. Actual results achieved may differ from expected results included in such statements.




Results of Operations

Net sales increased 3.4% for the first three months of 1997 compared with the same period in 1996. Sales for units owned continuously during 1997 and 1996 decreased 1.9% due to generally soft industry-wide demand by consumers for replacement automotive parts. Cost of goods sold decreased 1.0% primarily as a result of the continuing shift in the Company's mix of sales from wholesale to end users. Selling, general and administrative expenses increased by 11.5% for the first three months in 1997 compared with the same period in 1996 due principally to new operating costs associated with the distribution centers and jobber stores opened or acquired in 1996. Operating income increased 0.9% for the first three months in 1997 compared with the same period in 1996.

As a result of the trends noted above, income before income taxes increased by $11,000 for the first three months of 1997 compared with the same period last year. The Company reported earnings of $0.23 cents per share for the first three months of 1997 compared with earnings of $0.23 per share for the same period in 1996.



Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.6 at the end of the first quarter of 1997 compared with 4.1 at December 31, 1996. Working capital at March 31, 1997 was $59,930,000 compared with $61,278,000 at December 31, 1996. Cash increased by $1,087,000 from $2,898,000 at December 31, 1996 to $3,985,000 at March 31, 1997.

Operating activities provided $1,775,000 of the Company's cash flows during the first three months of 1997 compared with $1,425,000 of cash flows for the same period in 1996. Investing activities used $263,000 of the Company's cash flows during the first three months of 1997 compared with $728,000 for the same period in 1996. Normal replacement of equipment accounted for the cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and
openings of new distribution and jobber store locations.   Fenders & More,
Inc., the Company's distributor of automotive crash parts, anticipates opening four new distribution centers during the second and third quarters of 1997. Although, the Company has not entered into any other definitive agreements, cash provided by operations, changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities used $425,000 of the Company's cash flows during the first three months of 1997 compared with providing $175,000 for the same period in 1997. As of March 31, 1997, the Company re-negotiated the terms and conditions of its revolving credit agreement. Available cash resources under the revolving credit agreement have been increased from $35,000,000 to $50,000,000 of which $30,100,000 was being used at March 31, 1997.

Current financial resources (cash provided by operations, working capital and short-term debt) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reduction that are payable over the next several years for various notes made in connection with acquisitions.



                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 10.9   $50,000,000 Revolving Credit Agreement with
                    Comerica Bank as Agent

     Exhibit 27      Financial Data Schedule (SEC use only)

(b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.









                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      REPUBLIC AUTOMOTIVE PARTS, INC.
                                (Registrant)


                      By /S/ KEITH M. THOMPSON      May 8, 1997
                      -----------------------------------------
                      President, Chief Executive           Date
                      Officer and Director


                      By /S/ DONALD B. HAUK         May 8, 1997
                      -----------------------------------------
                      Executive Vice President, Chief      Date
                      Financial Officer and Director