Form 10-Q
period 1997-06-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1997-08-13
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
			       WASHINGTON, DC  20549

				     FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

					or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period            to
			      ----------    ----------

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
						  Yes   X     No
						      -----      -----

Number of shares (common) outstanding at June 30, 1997:  3,395,818

		REPUBLIC AUTOMOTIVE PARTS, INC. AND SUBSIDIARIES
				FORM 10-Q
			Quarter Ended June 30, 1997

			    TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                 Page
								----

	Item 1.   Financial Statements (Unaudited):
	  Consolidated Balance Sheets as of June 30, 1997
	   and December 31, 1996                                  3

	  Consolidated Statements of Income and Retained
	   Earnings for the three months and six months
	   ended June 30, 1997 and 1996                           4

	  Consolidated Statements of Cash Flows for the
	   six months ended June 30, 1997 and 1996                5

	  Condensed Notes to Consolidated
	   Financial Statements                                   6


	Item 2.   Management's Discussion and Analysis
		   of Results of Operations and Financial
		   Condition                                      6

PART II.  OTHER INFORMATION

	Item 4.   Submission of Matters to a Vote of
		   Security Holders                               8

	Item 6.   Exhibits and Reports on Form 8-K                8



SIGNATURE PAGE                                                    9

EXHIBIT INDEX                                                    10

PART I  Item 1.  Financial Statements

Republic Automotive Parts, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

						   (Unaudited)
(in thousands, except per share data)                June 30,     December 31,
						       1997            1996
CURRENT ASSETS
  Cash and cash equivalents........................ $  2,660         $  2,898
  Accounts and notes receivable, less allowance
  for doubtful accounts of $738 and $658...........   16,472           14,897
  Inventories......................................   58,918           57,087
  Deferred income taxes............................    4,029            3,324
  Prepaid expenses and other current assets........    3,762            2,779
						      ------           ------
   Total current assets............................   85,841           80,985
PROPERTY, PLANT AND EQUIPMENT, NET.................    8,604            9,286
LONG TERM NOTES RECEIVABLE.........................      403              499
DEFERRED PENSION ASSET.............................    3,047            3,137
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $2,895 and $2,530................   11,159           11,810
						     -------           ------
						    $109,054         $105,717
						     =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and long-term debt due
   within one year................................. $  3,889         $  1,997
  Accounts payable.................................   13,750           11,210
  Accrued compensation and employee benefits.......    2,801            3,480
  Accrued taxes and other liabilities..............    3,629            3,020
						      ------           ------
   Total current liabilities.......................   24,069           19,707
LONG-TERM DEBT.....................................   31,343           34,884
DEFERRED INCOME TAXES..............................    2,090            1,704
OTHER LONG-TERM LIABILITIES........................    1,228            1,329
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000, Issued - none
  Junior Participating Cumulative Preferred
   Stock at $1.00 par value:
   Authorized - 50,000 shares, Issued - none
  Common stock of $0.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,468,983 and 3,460,983 shares.........    1,734            1,730
   Additional paid-in capital......................   25,024           24,913
  Retained earnings................................   24,371           22,255
  Treasury stock, at cost: 73,165 shares...........     (805)            (805)
						      ------           ------
						      50,324           48,093
						      ------           ------
						    $109,054         $105,717
						     =======          =======

See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

					   Three Months           Six Months
(in thousands, except                        June 30,              June 30,
 per share data)                          1997      1996        1997      1996

NET SALES.............................. $50,191   $48,322     $95,976   $92,618

COSTS AND EXPENSES
Cost of products sold..................  30,233    29,672      57,359    57,059
Selling, general and administrative
 expenses..............................  17,279    15,633      34,063    30,683
					 ------    ------      ------    ------
					 47,512    45,305      91,422    87,742
					 ------    ------      ------    ------

OPERATING INCOME.......................   2,679     3,017       4,554     4,876

Interest income........................     135       137         251       236
Interest expense.......................    (615)     (514)     (1,200)   (1,101)
Other income and expense...............      (2)       29           5        60
					  -----     -----       -----     -----

INCOME BEFORE INCOME TAXES.............   2,197     2,669       3,610     4,071
Provision for income taxes.............     901     1,086       1,494     1,674
					  -----     -----       -----     -----
NET INCOME.............................   1,296     1,583       2,116     2,397

RETAINED EARNINGS at beginning
 of period.............................  23,075    17,974      22,255    17,160
					 ------    ------      ------    ------
RETAINED EARNINGS at end of period..... $24,371   $19,557     $24,371   $19,557
					 ======    ======      ======    ======


EARNINGS PER COMMON SHARE - BASIC...... $  0.38   $  0.47     $  0.62   $  0.71
					   ====      ====        ====      ====

EARNINGS PER COMMON SHARE - DILUTED.... $  0.36   $  0.44     $  0.59   $  0.67
					   ====      ====        ====      ====

Weighted Average Common Shares
 Outstanding...........................   3,396     3,388       3,396     3,338
Common Equivalent Shares Outstanding...     182       181         182       181
					  -----     -----       -----     -----
					  3,578     3,569       3,578     3,569
					  =====     =====       =====     =====


See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

							     For the six
(in thousands)                                           months ended June 30,
							   1997        1996
CASH FLOW FROM OPERATING ACTIVITIES
Net income.............................................. $ 2,116     $ 2,397
Adjustments to reconcile net income to net cash
 provided by operations:
 Depreciation...........................................   1,367       1,315
 Amortization of intangibles............................     651         639
 Provision for losses on accounts receivable............     184         224
 Provision for deferred pension expense (income)........      90         (72)
 Loss on disposal of property, plant and equipment......      14          14
 Deferred income taxes..................................    (319)       (479)
Change in assets and liabilities:
 Accounts and notes receivable..........................  (1,759)     (2,167)
 Income taxes recoverable...............................               1,452
 Inventories............................................  (1,831)       (125)
 Prepaid expenses and other current assets..............    (983)     (1,563)
 Accounts payable.......................................   2,540        (643)
 Accrued compensation and employee benefits.............    (679)        308
 Accrued taxes and other liabilities....................     609         538
 Other long-term liabilities............................    (101)       (245)
							   -----       -----
 Net cash provided by operating activities..............   1,899       1,593
							   -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment      35          83
 Capital expenditures...................................    (734)     (1,643)
							   -----       -----
 Net cash used in investing activities..................    (699)     (1,560)
							   -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings from revolving credit agreement.............   3,950       4,300
 Repayments of revolving credit agreement...............  (7,450)     (2,200)
 Increase in short-term debt and notes payable..........   3,000
 Repayments of long-term debt and notes payable.........  (1,149)     (1,193)
 Proceed from exercise of stock options.................     115
 Decrease in long-term notes receivable.................      96          30
							   -----       -----
 Net cash provided by financing activities..............  (1,438)        937
							   -----       -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    (238)        970
 Cash and cash equivalents at beginning of year.........   2,898       2,798
							   -----       -----
 Cash and cash equivalents at end of period............. $ 2,660     $ 3,768
							   =====       =====
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense...................................... $ 1,200     $ 1,099
							   =====       =====
  Income taxes.......................................... $ 1,494     $   626
							   =====       =====

See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared according to the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

However, management believes all adjustments necessary to a fair statement of operations of the interim period have been made. These adjustments are of a normal recurring nature.

The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for the full year.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
 OF OPERATIONS AND FINANCIAL CONDITION

This report contains certain forward-looking statements. Specifically, the forward-looking statements relate to anticipated future growth through acquisitions and openings of new distribution centers by the Company's subsidiary, Fenders & More, Inc. The ability of the Company to achieve the expectations expressed in these forward-looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward-looking statements, such as the cost of acquired businesses and new distribution centers, difficulties in integrating newly-acquired businesses and the availability of capital to finance both acquisitions and openings of new distribution centers. Actual results achieved may differ from expected results included in such statements.

Results of Operations

Net sales increased 3.6% for the first six months of 1997 compared to the same period in 1996. Net sales increased 3.9% for the second quarter of 1997 compared to the same period in 1996. Sales for units owned continuously during 1997 and 1996 decreased 1.0% due to generally soft industry-wide demand by consumers for replacement automotive parts. Gross profit margin (net sales less cost of goods sold) increased 8.6% during the first six months of 1997 compared to the same period in 1996 primarily a result of the shift in the Company's mix of sales between wholesale and end user. Selling, general and administrative expenses increased by 11.0% for the first six months in 1997 compared to the same period in 1996 due principally to new operating costs associated with the distribution centers and jobbers stores opened or acquired in 1997 and 1996. Operating income decreased 6.6% for the first six months in 1997 compared with the same period in 1996.

As a result of the trends noted above, income before income taxes decreased by $461,000 for the first six months of 1997 compared with the same period last year. The Company reported earnings of $0.59 cents per share for the first six months of 1997 compared to $0.67 per share for the same period in 1996.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 3.6 at the end of the second quarter of 1997 compared to 4.1 at December 31, 1996. Working capital at June 30, 1997 was $61,772,000 compared with $61,278,000 at December 31, 1996. Cash decreased by $238,000 from $2,898,000 at December 31, 1996 to $2,660,000 at June 30, 1997.

Operating activities provided $1,899,000 of the Company's cash flows during the first six months of 1997 compared with $1,593,000 of cash flows for the same period in 1996. Investing activities used $699,000 of the Company's cash flows during the first six months of 1997 compared with $1,560,000 for the same period in 1996. Normal replacement of equipment accounted for the cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and openings of new distribution centers and jobber locations. Fenders & More, Inc., the Company's distributor of automotive crash parts, anticipates opening four new distribution centers during the third and fourth quarters of 1997. Although the Company has not entered into any other definitive agreements, cash provided by operations, changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities used $1,438,000 of the Company's cash flows during the first six months of 1997 compared with providing $937,000 for the same period in 1996.

Current financial resources (cash provided by operations, working capital and short-term debt) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reductions that are payable over the next several years for various notes made in connection with acquisitions. As of June 30, 1997, the Company had available cash resources of $50,000,000 under a revolving credit agreement of which $30,100,000 was utilized.

PART II.    OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

On June 5, 1997 the Company held its annual meeting of stockholders.
Each of the following person's listed below, all of whom were incumbent directors, were re-elected to the Board of Directors for a term ending at the Company's next annual meeting in 1998. Of the 3,387,818 shares entitled to vote at such meeting, 2,840,849 shares were present at the meeting in person or by proxy. The number of votes cast with respect to the election of each such person is set forth opposite such person's name:

				Number of Shares Voted
				----------------------
Name of Director                  For          Against
----------------                  ---          -------
William F. Ballhaus             2,464,469       376,380
Edgar R. Berner                 2,161,949       678,900
Richard O. Berner               2,161,649       679,200
Nicholas A. Fedoruk             2,174,949       665,900
Oliver R. Grace                 2,451,949       388,900
Donald B. Hauk                  2,485,149       355,700
Leroy M. Parker, M.D.           2,161,949       678,900
Douglas R. Stern                2,469,669       371,180
Keith M. Thompson               2,485,149       355,700


The stockholders approved an amendment to the Republic Automotive Parts, Inc. Stock Compensation Plan increasing the maximum number of shares of Common Stock available for awards under the Plan to 750,000 from 450,000. Shares voted for this amendment were cast as follows: 1,667,562 for; 591,762 against; 6,091 abstain; and, 575,434 non-votes. The stockholders also approved the adoption of the Republic Automotive Parts, Inc. 1997 Stock Option Plan for Non-Employee Directors. Shares voted for the adoption of the Plan were cast as follows:
1,303,024 for; 993,867 against; 7,395 abstain; and, 536,563 non-votes.

Item 6.

Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 10.12   Republic Automotive Parts, Inc. 1997 Stock Option
		      Plan for Non-Employee Directors

     Exhibit 27      Financial Data Schedule (for SEC use only).

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

				       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				 REPUBLIC AUTOMOTIVE PARTS, INC.
				       (Registrant)

				 By /S/ KEITH M. THOMPSON    August 11, 1997
				 -------------------------------------------
				 President, Chief Executive         Date
				 Officer and Director

				 By /S/ DONALD B. HAUK       August 11, 1997
				 -------------------------------------------
				 Executive Vice President, Chief    Date
				 Financial Officer and Director

				EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

10.12           Republic Automotive Parts, Inc. 1997 Stock Option Plan
		 for Non-Employee Directors

27              Financial Data Schedule, filed herewith