Form 10-Q
period 1997-09-30
REPUBLIC AUTOMOTIVE PARTS INC
filed 1997-11-13
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                        or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.

                                                  Yes   X     No
                                                      -----     -----

Number of shares (common) outstanding at September 30, 1997:  3,395,818

                REPUBLIC AUTOMOTIVE PARTS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                       Quarter Ended September 30, 1997

                            TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                 Page
                                                                ----
Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30,
           1997 (unaudited) and December 31, 1996                 3

          Consolidated Statements of Income and Retained
           Earnings for the three months and nine months
           ending September 30, 1997 and 1996 (unaudited)         4

          Consolidated Statements of Cash Flows for the
           nine months ending September 30, 1997
           and 1996 (unaudited)                                   5 - 6

          Condensed Notes to Consolidated
           Financial Statements (unaudited)                       7


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation                     8

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        9



SIGNATURE PAGE                                                   10

EXHIBIT INDEX                                                    11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Republic Automotive Parts, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
(in thousands, except per share data)            September 30,     December 31,
                                                       1997            1996
CURRENT ASSETS
  Cash and cash equivalents........................ $  2,526         $  2,898
  Accounts and notes receivable, less allowance
  for doubtful accounts of $811 and $658...........   17,158           14,897
  Inventories......................................   56,069           57,087
  Deferred income taxes............................    4,247            3,324
  Prepaid expenses and other current assets........    4,043            2,779
                                                      ------           ------
   Total current assets............................   84,043           80,985

PROPERTY, PLANT AND EQUIPMENT, NET.................    8,126            9,286
LONG TERM NOTES RECEIVABLE.........................      415              499
DEFERRED PENSION ASSET.............................    3,002            3,137
GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $2,952 and $2,530................   10,747           11,810
                                                     -------           ------
                                                    $106,333         $105,717
                                                     =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and long-term debt due
   within one year................................. $  3,805         $  1,997
  Accounts payable.................................   11,738           11,210
  Accrued compensation and employee benefits.......    2,414            3,480
  Accrued taxes and other liabilities..............    3,161            3,020
                                                      ------           ------
   Total current liabilities.......................   21,118           19,707

LONG-TERM DEBT.....................................   30,600           34,884
DEFERRED INCOME TAXES..............................    2,049            1,704
OTHER LONG-TERM LIABILITIES........................    1,162            1,329
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock of $1.00 par value:
   Authorized - 150,000, Issued - none
  Junior Participating Cumulative Preferred
   Stock at $1.00 par value:
   Authorized - 50,000 shares, Issued - none
  Common stock of $0.50 par value:
   Authorized - 5,000,000 shares
   Issued - 3,468,983 and 3,460,983 shares.........    1,734            1,730
   Additional paid-in capital......................   25,024           24,913
  Retained earnings................................   25,451           22,255
  Treasury stock, at cost: 73,165 shares...........     (805)            (805)
                                                      ------           ------
                                                      51,404           48,093
                                                      ------           ------
                                                    $106,333         $105,717
                                                     =======          =======

See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)

                                           Three Months           Nine Months
(in thousands, except                      September 30,         September 30,
 per share data)                          1997      1996        1997      1996

NET SALES.............................. $50,258   $47,238     $146,234   $139,856

COSTS AND EXPENSES
Cost of products sold..................  30,270    28,708       87,629     85,767
Selling, general and administrative
 expenses..............................  17,648    15,487       51,711     46,170
                                         ------    ------      -------    -------
                                         47,918    44,195      139,340    131,937
                                         ------    ------      -------    -------

OPERATING INCOME.......................   2,340     3,043        6,894      7,919

Interest income........................     111       146          362        382
Interest expense.......................    (612)     (551)      (1,812)    (1,652)
Other income and expense...............       3        12            8         72
                                          -----     -----        -----      -----

INCOME BEFORE INCOME TAXES.............   1,842     2,650        5,452      6,721
Provision for income taxes.............     762     1,078        2,256      2,752
                                          -----     -----        -----      -----
NET INCOME.............................   1,080     1,572        3,196      3,969

RETAINED EARNINGS at beginning
 of period.............................  24,371    19,557       22,255     17,160
                                         ------    ------       ------     ------
RETAINED EARNINGS at end of period..... $25,451   $21,129     $ 25,451    $21,129
                                         ======    ======       ======     ======

EARNINGS PER SHARE - FULLY-DILUTED..... $  0.30   $  0.44     $   0.89    $  1.11
                                           ====      ====         ====       ====

Weighted Average Common and Common
 Equivalent Shares Outstanding.........   3,600     3,586        3,600      3,570
                                          =====     =====        =====      =====


See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           For the nine
(in thousands)                                      months ended September 30,
                                                           1997        1996
CASH FLOW FROM OPERATING ACTIVITIES
Net income.............................................. $ 3,196     $ 3,969
Adjustments to reconcile net income to net cash
 provided by operations:
 Depreciation...........................................   1,993       1,969
 Amortization of intangibles............................   1,063         959
 Provision for losses on accounts receivable............     315         240
 Provision for deferred pension expense (income)........     135        (108)
 Loss on disposal of property, plant and equipment......    (199)        (13)
 Deferred income taxes..................................    (578)       (355)
Change in assets and liabilities, net of affects of
 acquisitions and dispositions:
 Accounts and notes receivable..........................  (1,576)     (1,339)
 Income taxes recoverable...............................               1,452
 Inventories............................................    (999)     (1,171)
 Prepaid expenses and other current assets..............  (1,269)     (1,682)
 Accounts payable.......................................     528      (1,671)
 Accrued compensation and employee benefits.............  (1,066)       (139)
 Accrued taxes and other liabilities....................     141         226
 Other long-term liabilities............................    (167)       (466)
                                                           -----       -----
 Net cash provided by operating activities..............   1,517       1,871
                                                           -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of property, plant and equipment     102         119
 Acquisitions, net of cash acquired.....................                (910)
 Dispositions, net of cash received.....................   1,272
 Capital expenditures...................................    (986)     (1,931)
                                                           -----       -----
 Net cash provided (used) in investing activities.......     388      (2,722)
                                                           -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings from revolving credit agreement.............   6,750       5,900
 Repayments of revolving credit agreement............... (10,250)     (3,500)
 Increase in short-term debt and notes payable..........   3,000
 Repayments of long-term debt and notes payable.........  (1,976)     (1,713)
 Proceed from exercise of stock options.................     115
 Decrease in long-term notes receivable.................      84         131
                                                           -----       -----
 Net cash (used) provided by financing activities.......  (2,277)        818
                                                           -----       -----
NET DECREASE IN CASH AND CASH EQUIVALENTS...............    (372)        (33)
 Cash and cash equivalents at beginning of year.........   2,898       2,798
                                                           -----       -----
 Cash and cash equivalents at end of period............. $ 2,526     $ 2,765
                                                           =====       =====
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense...................................... $ 1,782     $ 1,720
                                                           =====       =====
  Income taxes.......................................... $ 1,148     $ 1,701
                                                           =====       =====

Supplemental schedule of noncash investing and financing activities:

The Company purchased certain assets of an affiliated group of companies based in Davenport, Iowa on September 30, 1996 for cash. In conjunction with this acquisition, cash was paid by the Company as follows:

                                                           For the nine
(in thousands)                                      months ended September 30,
                                                           1997        1996

Fair value of assets acquired, other than cash                       $ 1,682
Note payable issued                                                     (405)
Liabilities assumed                                                     (367)
                                                                      ------
Cash paid                                                            $   910
                                                                      ======

The Company sold certain assets at its Tacoma, Washington distribution center on September 29, 1997 for cash and notes receivable. In conjunction with this sale, cash was received by the Company as follows:

                                                           For the nine
(in thousands)                                      months ended September 30,
                                                           1997        1996

Fair value of assets sold                                $ 2,272
Notes receivable issued                                   (1,000)
                                                          ------
Cash received                                            $ 1,272
                                                          ======

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

The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for the full year.

Note 2 - Subsequent Event

On November 3, 1997, the Company closed the sale of certain operating assets at its three distribution centers and one jobber store in North and South Carolina. Proceeds of the sale were approximately $8.1 million in cash plus
the buyer assumed certain liabilities.   The sales price is subject to certain
post-closing adjustments. The Company expects to incur a nominal loss on this transaction.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS:

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

Results of Operations

Net sales increased 4.6% for the first nine months of 1997 compared to the same period in 1996. Net sales increased 6.4% for the third quarter of 1997 compared to the same period in 1996. Sales for units owned continuously during 1997 and 1996 increased 0.2% due to generally soft industry-wide demand by consumers for replacement automotive parts. Gross profit margin
(net sales less cost of goods sold) increased 8.4% during the first nine months of 1997 compared to the same period in 1996 primarily a result of the shift in the Company's mix of sales between wholesale and end user. Selling, general and administrative expenses increased by 12.0% for the first nine months in 1997 compared to the same period in 1996 due principally to new operating costs associated with the distribution centers and jobbers stores opened or acquired in 1997 and 1996. Operating income decreased 12.9% for the first nine months in 1997 compared with the same period in 1996.

As a result of the trends noted above, income before income taxes decreased by $1,269,000 for the first nine months of 1997 compared with the same period last year. The Company reported earnings of $0.89 cents per share for the first nine months of 1997 compared to $1.11 per share for the same period in 1996.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 4.0 at the end of the third quarter of 1997 compared to 4.1 at December 31, 1996. Working capital at September 30, 1997 was $62,925,000 compared with $61,278,000 at December 31, 1996. Cash decreased by $372,000 from $2,898,000 at December 31, 1996 to $2,526,000 at September 30, 1997.

Operating activities provided $1,517,000 of the Company's cash flows during the first nine months of 1997 compared with $1,871,000 of cash flows for the same period in 1996. Investing activities provided $388,000 of the Company's cash flows during the first nine months of 1997 compared with using $2,722,000 for the same period in 1996. The sale of the operating assets at the Company's distribution center in Tacoma, Washington on September 29, 1997 accounted for the increase in funds provided by investing activities. Normal replacement of equipment accounted for the cash flows used by investing activities in the prior year.

The Company anticipates future growth through possible acquisitions and openings of new distribution centers and jobber locations. Fenders & More, Inc., the Company's distributor of automotive crash parts, has opened five new distribution centers in 1997, and anticipates opening two new distribution centers during the fourth quarter of 1997. Although the Company has not entered into any other definitive agreements, cash provided by operations, changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

Financing activities used $2,277,000 of the Company's cash flows during the first nine months of 1997 compared with providing $818,000 for the same period in 1996. Payments on long-term debt accounted primarily for the use of cash in 1997.

Current financial resources (cash provided by operations, working capital and short-term debt) available to the Company are expected to be adequate to meet future cash requirements for capital expenditures and anticipated debt reductions that are payable over the next several years for various notes made in connection with acquisitions. As of September 30, 1997, the Company had available cash resources of $50,000,000 under a revolving credit agreement of which $30,100,000 was utilized.

PART II.    OTHER INFORMATION


Item 6.

Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 27      Financial Data Schedule (for SEC use only).

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REPUBLIC AUTOMOTIVE PARTS, INC.
                                       (Registrant)

                                 By /S/ KEITH M. THOMPSON   November 7, 1997
                                 -------------------------------------------
                                 President, Chief Executive         Date
                                 Officer and Director

                                 By /S/ DONALD B. HAUK      November 7, 1997
                                 -------------------------------------------
                                 Executive Vice President, Chief    Date
                                 Financial Officer and Director

                                EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

27              Financial Data Schedule, filed herewith