Form 10-K405
period 1997-12-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1998-03-17
CIK 83194

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission file no. 0-6215.
                               -----------------                     -------

                         REPUBLIC AUTOMOTIVE PARTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      38-1455545
-------------------------------------------------------------------------------
  (State of incorporation)                  (I.R.S. Employer Identification No.)

  500 Wilson Pike Circle Suite 115, Brentwood, TN          37027
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

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

                                                        Yes   X   No
                                                           ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $46,775,000. The aggregate market value was computed by reference to the closing price of the stock, on the Nasdaq Stock Market, as of March 2, 1998.

Number of shares (common) outstanding March 2, 1998: 3,401,818
                                                     ---------

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

ITEM 2 PROPERTIES.

The Company and its subsidiaries occupy and operate distribution centers and jobber stores at the following locations:


                                                                                  LEASED
                                                    FLOOR SPACE                   OR
TYPE OF FACILITY     LOCATION                       (SQUARE FEET)                 OWNED
----------------------------------------------------------------------------------------
Executive Offices    Brentwood, TN                      17,830                    Leased

Distribution Centers One in Alaska                      56,400                    Leased
                     Two in Alabama                     36,000                    Leased
                     One in California                  17,700                    Leased
                     One in Colorado                    50,500                    Leased
                     Four in Georgia                    82,800                    Leased
                     Two in Iowa                        99,800                    Leased
                     One in Illinois                    13,000                    Leased
                     One in Indiana                     20,500                    Leased
                     Two in Louisiana                   23,000                    Leased
                     One in Michigan                    12,000                    Leased
                     One in Minnesota                   30,000                    Leased
                     Two in Missouri                    93,200                  1  Owned
                                                                                1 Leased
                     One in Mississippi                 62,800                    Leased
                     One in New York                    38,100                    Leased
                     One in Pennsylvania                66,000                    Leased
                     Five in Tennessee                 199,400                    Leased
                     Seven in Texas                     90,200                    Leased

Jobber Stores        Thirteen in Alaska                 64,000                  2  Owned
                                                                               11 Leased
                     One in Arizona                      8,600                    Leased
                     Four in California                 24,900                    Leased
                     One in Colorado                     1,000                    Leased
                     Two in Illinois                    12,800                    Leased
                     Six in Indiana                     23,200                    Leased
                     Eight in Iowa                      46,900                    Leased
                     Six in Michigan                    67,200                    Leased
                     Six in Minnesota                   38,500                    Leased
                     Twelve in Missouri                 72,800                    Leased
                     Twenty-four in Pennsylvania       165,500                    Leased
                     Six in Wisconsin                   33,200                    Leased


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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The prices in the table below represent the high and low sales price for the common stock as reported in The Nasdaq Stock Market under the symbol RAUT. At March 2, 1998, there were 431 stockholders of record.


                                                      CLOSING PRICES
                                               1997                  1996
                                         -------------------------------------
QUARTER                                   HIGH      LOW         HIGH      LOW
---------------------------------------------------------------------------------
First....................................17 3/4    15 1/2       15 3/4     11 3/4
Second...................................17        14           16 3/4     14
Third....................................18        14           19         15 1/4
Fourth...................................17 1/4    14 1/8       18 1/4     15

The Company did not pay dividends in 1997 and 1996 and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                                                                   YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share amounts)    1997       1996       1995       1994      1993
-----------------------------------------------------------------------------------------------------
Net sales ...............................         $188,953   $184,810   $154,611   $138,295   $91,683
Operating income ........................            7,614     10,262      6,874      7,462     4,415
Income before income taxes, extraordinary
   item and accounting changes ..........            5,501      8,641      3,305      6,908     4,604
Net income ..............................            3,258      5,095      1,884      4,248     1,862
Net income per share-basic* .............              .96       1.50        .56       1.29       .60
Net income per share-diluted* ...........              .91       1.42        .53       1.22       .58
Cash dividend declared per share ........             None       None       None       None      None
Total Assets ............................           93,576    105,697     99,788     78,258    62,077
Long-term debt ..........................           24,500     34,884     30,094     18,925     6,945

*Earnings per share for 1993 include reduction of earnings for the cumulative effect of changes in accounting principles of $0.30 and $0.28 on a basic and diluted basis, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes to consolidated financial statements.

                            SIGNIFICANT TRANSACTIONS

On February 18, 1998, the Company jointly announced with Keystone Automotive Industries, Inc. ("Keystone") that they had entered into a definitive merger agreement pursuant to which Keystone would acquire the Company. Under the terms of the agreement, Keystone would issue 0.8 of a share of its common stock in exchange for each share of the Company's common stock.

The transaction, which has been approved unanimously by the board of directors of each company, is intended to qualify as a tax-free reorganization. The merger agreement is subject to certain regulatory approvals as well as approval by the shareholders of each company at special meetings expected to be held within the next 90 days. Closing of the merger is expected during the second quarter of 1998.

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data in dollar amount and as a percentage of net sales:



                                                                          Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                           1997                  1996                    1995
                                               ---------------------  -----------------------  ----------------------
                                                  DOLLAR      % OF       Dollar       % of        Dollar      % of
(Dollars in thousands)                            AMOUNT   NET SALES     Amount     Net Sales     Amount    Net Sales
---------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 188,953      100.0%  $ 184,810     100.0%     $ 154,611      100.0%
Cost of products sold                            112,466       59.5     111,349      60.2         97,131       62.8
                                               ---------      -----   ---------     -----      ---------      -----
Gross profit                                      76,487       40.5      73,461      39.8         57,480       37.2
Selling, general and administrative expenses      68,873       36.5      63,199      34.2         50,606       32.7
                                               ---------      -----   ---------     -----      ---------      -----
Operating income                                   7,614        4.0      10,262       5.6          6,874        4.5
Interest income                                      510         .3         504        .3            394         .2
Interest expense                                  (2,346)      (1.2)     (2,220)     (1.2)        (1,828)      (1.2)
Other income and expense                            (277)       (.2)         95        --         (2,135)      (1.4)
                                               ---------      -----   ---------     -----      ---------      -----
Income before income taxes                         5,501        2.9       8,641       4.7          3,305        2.1
Income taxes                                       2,243        1.2       3,546       1.9          1,421         .9
                                               ---------      -----   ---------     -----      ---------      -----
Net income                                     $   3,258        1.7%  $   5,095       2.8%     $   1,884        1.2%
                                               =========      =====   =========     =====      =========      =====

This report contains certain forward looking statements. Specifically, the forward looking statements relate to anticipated future growth through acquisitions and openings of new distribution centers by the Company's subsidiary, Fenders & More, Inc. The ability of the Company to achieve the expectations expressed in these forward looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward looking statements, such as the cost of acquired businesses and new distribution centers, difficulties in integrating newly acquired businesses and the availability of capital to finance both acquisitions and openings of new distribution centers. Results actually achieved thus may differ materially from expected results included in such statements.

                              1997 COMPARED TO 1996

Net sales increased $4,143,000 or 2.2% from $184,810,000 in 1996 to $188,953,000 in 1997. Several factors affected the increase in net sales. Sales attributable to operations included in both 1997 and 1996 were $153,646,000 and $154,232,000, respectively. Sales attributable to new locations that have not been opened at least twelve months in either 1997 and 1996 were $15,300,000 in 1997 compared with $3,734,000 in 1996. Sales attributable to locations which were either sold or closed in either 1997 or 1996 were $20,007,000 in 1997 compared with $26,844,000 in 1996. The Company's subsidiary, Fenders & More, Inc. opened eight distribution centers in 1997 compared to four distribution centers opened and one distribution center acquired in 1996. The Company sold or closed five traditional automotive hard parts distribution centers and six jobber stores during 1997. Decreases in net sales occurred at the Company's traditional automotive hard parts distribution centers and jobber stores due to the mild fourth quarter winter weather, a generally soft retail economy plus competitive pressures in some of the Company's trading areas.

Gross profit for 1997 was $76,487,000 or 40.5% of net sales, compared with $73,461,000 or 39.8% of net sales in 1996. The changes in cost of products sold are generally consistent with changes in net sales; however, the gross profit percentage for 1997 increased due to the continuing shift in the mix of wholesale and retail sales as a result of the opening of new distribution centers by the Company's subsidiary, Fenders & More, Inc., and the sale or closing of traditional automotive hard parts distribution centers and jobber stores.

Selling, general and administrative expenses were $68,873,000 or 36.5% of net sales in 1997 compared with $63,199,000 or 34.2% of net sales in 1996. The dollar increase in selling, general and administrative expenses principally resulted from the expenses associated with the increased sales volume generated at the distribution centers opened by Fenders & More, Inc. in 1997 and 1996 and acquisitions made in the latter half of 1996.

Operating income was $7,614,000 or 4.0% of net sales in 1997 compared with $10,262,000 or 5.6% of net sales in 1996. Increased operating expenses related to new distribution centers accounted for the decrease in operating income.

Interest expense was $2,346,000 or 1.2% of net sales in 1997 compared with $2,220,000 or 1.2% of net sales in 1996. The increase in interest expense is principally due to the higher borrowing levels for most of 1997 resulting from the Company's investment in the expansion of its Fenders & More, Inc. business. The reduction of debt during the fourth quarter of 1997 tempered the increase in interest expense that occurred in 1997. Interest rates were slightly lower in 1997 compared to 1996.

The Company's total effective income tax rate was 40.8% in 1997 compared to 41.0% in 1996. These differences from the statutory federal rate are due mostly to the impact of state income taxes as further discussed in Note 7 to the consolidated financial statements.

Net income was $3,258,000 or 1.7% of net sales in 1997 compared with $5,095,000 or 2.8% of net sales in 1996. The decrease in net income resulted primarily from the increased selling, general and administrative expenses and interest expense discussed above. The Company also incurred non-recurring expenses associated with the closing or sale of five traditional automotive hard parts distribution centers and six jobber stores during 1997.

                              1996 COMPARED TO 1995

Net sales increased $30,199,000 or 19.5% from $154,611,000 in 1995 to
$184,810,000 in 1996. A full year of sales from acquisitions in 1995 plus distribution centers opened in 1995 and 1996 by Fenders & More, Inc. accounted for the increase in net sales. Sales attributable to properties and operations included in both years ended December 31, 1996 and 1995 were $131,765,000 and $131,224,000, respectively. The number of jobber stores owned and operated by the Company increased by a net of four stores in 1996. Acquisitions added six new jobber stores while two marginally profitable stores were closed.

Gross profit for 1996 was $73,461,000 or 39.8% of net sales, compared with $57,480,000 or 37.2% of net sales in 1995. The changes in cost of products sold are generally consistent with changes in net sales; however, the gross profit percentage for 1996 increased due to the shift in the mix of wholesale and retail sales as a result of the acquisitions and new distribution center openings discussed above.

Selling, general and administrative expenses were $63,199,000 or 34.2% of net sales, compared with $50,606,000 or 32.7% of net sales in 1995. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by the acquisitions made in mid-1995.

Operating income was $10,262,000 or 5.6% of net sales, compared with $6,874,000 or 4.5% of net sales in 1995. The increase in operating income was generally consistent with the increase in net sales.

Interest expense was $2,220,000 or 1.2% of net sales, compared with $1,828,000 or 1.2% of net sales in 1995. The increase in interest expense is principally due to the higher borrowing levels resulting from the Company's investment in acquisitions and the expansion of its Fenders & More, Inc. business as well as the impact of changes in interest rates compared to the prior year.

The Company's total effective income tax rate was 41.0% in 1996 compared to 43.0% in 1995. These differences from the statutory federal rate are due mostly to the impact of state income taxes as further discussed in Note 7 to the consolidated financial statements.

Net income was $5,095,000 or 2.8% of net sales, compared with $1,884,000 or 1.2% of net sales in 1995.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               1997
               ----                                      FIRST    SECOND     THIRD   FOURTH     TOTAL
(Dollars in thousands, except per share amounts)        QUARTER   QUARTER   QUARTER  QUARTER   FOR YEAR
--------------------------------------------------------------------------------------------------------
Net Sales .............................                 $45,785   $50,191   $50,258   $42,719   $188,953
Gross Profit ..........................                  18,659    19,958    19,988    17,882     76,487
Net Income ............................                     820     1,296     1,080        62      3,258
Net Income per share basic ............                     .24       .38       .32       .02        .96
Net Income per share diluted...........                     .23       .36       .30       .02        .91

              1996
              ----

Net Sales .............................                 $44,296   $48,322   $47,238   $44,954   $184,810
Gross Profit ..........................                  16,909    18,650    18,530    19,372     73,461
Net Income ............................                     814     1,583     1,572     1,126      5,095
Net Income per share basic ............                     .24       .47       .46       .33       1.50
Net Income per share diluted...........                     .23       .44       .44       .31       1.42

A year end adjustment for LIFO expense resulted in decreasing net income during the fourth quarter of 1997 by approximately $123,000 ($0.03 per diluted share) A year end adjustment for LIFO expense resulted in increasing net income during the fourth quarter of 1996 by approximately $381,000 ($0.11 per diluted share) A year end adjustment for LIFO expense resulted in decreasing net income during the fourth quarter of 1995 by approximately $143,000 ($0.04 per diluted share).

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: For the year ended December 31, 1997, operating activities provided $2,468,000 of net cash primarily from net earnings, depreciation and amortization of intangibles which was offset by decreases in income taxes recoverable and accounts payable. Investing activities provided $8,050,000 in cash from the sale of certain business operations. Financing activities used $11,133,000 in cash primarily for the reduction of long term debt.

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

Working Capital: The Company's ratio of current assets to current liabilities was 4.9 at the end of 1997 compared with 4.1 at the end of 1996. Working capital at December 31, 1997 was $57,594,000 compared with $61,278,000 at December 31, 1996. The decrease in working capital at December 31, 1997 was primarily related to lower inventories due to the sale or closing of five distribution centers in 1997 which was offset by lower levels of accounts payable. Cash decreased by $615,000 from $2,898,000 at December 31, 1996 to $2,283,000 at December 31,
1997.

Credit Facilities: At December 31, 1997, the Company had available cash resources of $55,000,000 from banks, of which $24,000,000 was utilized. The Company's ability to open new distribution centers, to expand sales at existing distribution centers and to make strategic acquisitions of competitors in existing and new markets is dependent on the availability of capital. Note 8 to the consolidated financial statements contains a more complete explanation of the Company's credit facilities.

Capital Expenditures and Acquisitions: Capital expenditures, excluding new business acquisitions, were $1,535,000, $2,320,000 and $2,255,000 for 1997, 1996 and 1995, respectively. Normal replacement of equipment and fixtures and the opening of new Fenders & More, Inc. distribution centers accounted for the majority of capital expenditures. The Company has made a number of strategic acquisitions during the two years ended December 31, 1996. Note 6 to the consolidated financial statements contains a more complete explanation of these acquisitions. The Company anticipates future growth will come from further strategic acquisitions as well as additional openings of new distribution centers by its subsidiary Fenders & More, Inc. Eight new distribution centers were opened by Fenders & More, Inc. in 1997.

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

                              YEAR 2000 COMPLIANCE

The Company has assessed its exposure to the impact of the Year 2000 issue on its information systems. This issue affects computer systems that may not properly recognize the year 2000. This could result in system failures or miscalculations that could have a material adverse effect on the operations of the Company.

For the traditional automotive hard parts distribution centers and jobber stores, the Company has contracted with a third party provider of software and hardware systems to the automotive industry to provide all new systems. The Company believes that the new systems will be Year 2000 compliant. The Company is utilizing both internal and external resources to install the systems. Approximately 40% of the Company's traditional hard parts operations have been installed with the new systems and the remaining locations are scheduled to be completed not later than December 1998. To date, the Company has incurred and expensed approximately $100,000 related to the conversion and approximately $300,000 has been capitalized in connection with the new systems. The total remaining costs are estimated at $2,100,000 of which $300,000 is expected to be expensed over the next nine months and $1,800,000 is expected to be capitalized.

For its Fenders & More, Inc. subsidiary ("Fenders"), the Company is presently concluding a search to replace its software and hardware systems. Presently, Fenders has two systems: one that was in use when Fenders was acquired in 1994 and one resulting from an acquisition. The Company believes that Fenders needs new systems to achieve its growth objectives irrespective of the Year 2000 issue. Any new software selected will be Year 2000 compliant. The Company anticipates that these new systems will be in place prior to July 1999. Total costs are estimated at $1,600,000 of which $700,000 is expected to be expensed over the next fifteen months and $900,000 is expected to be capitalized.

The costs for both new systems are being funded from operating cash flows and possibly lease financing. The costs of these new systems and the dates on which the Company plans to complete the projects are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in these systems, the ability to install the systems without unforseen technical difficulties slowing the process, and similar uncertainties.

The Company's merger with Keystone, described above, could substantially alter the above-stated plans, particularly with respect to Fenders. Keystone has recently selected a software system which they could choose to install at Fenders after closing of the merger. Given the information known at this time about the Keystone systems, specific costs and dates on system implementation in that event are unknown.

                            NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company will adopt these new requirements in 1998. Management believes adoption of these requirements will not have a material impact on the Company's reported financial position, results of operation or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company, together with the Report of Independent Accountants, are set forth on pages 11 through 23 in this report.

                             4400 Harding Road            Telephone 615 292 5000
                             Nashville, TN 37205



PRICE WATERHOUSE LLP                                      LOGO


                        REPORT OF INDEPENDENT ACCOUNTANTS

February 27, 1998

To the Board of Directors
and Stockholders of Republic Automotive Parts, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 32 present fairly, in all material respects, the financial position of Republic Automotive Parts, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Republic Automotive Parts, Inc.
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
(Dollars in thousands)                                           1997       1996
----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $ 2,283 $   2,898
   Accounts and notes receivable, less allowance for doubtful
      accounts of $786,000 and $658,000                          14,023    14,897
   Inventories                                                   49,028    57,087
   Deferred income taxes                                          3,249     3,304
   Income taxes recoverable                                       1,087
   Prepaid expenses and other current assets                      2,832     2,779
                                                                ------- ---------
      Total current assets                                       72,502    80,965

PROPERTY, PLANT AND EQUIPMENT, NET                                7,402     9,286
LONG TERM NOTES RECEIVABLE                                          240       499
DEFERRED PENSION ASSET                                            2,982     3,137
GOODWILL AND OTHER INTANGIBLES, less accumulated
   amortization of $3,134,000 and $2,530,000                     10,450    11,810
                                                                ------- ---------
                                                                $93,576 $ 105,697
                                                                ======= =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable and long term debt due within one year         $   784 $   1,997
   Accounts payable                                               7,761    11,210
   Accrued compensation and employee benefits                     3,034     3,480
   Accrued taxes and other liabilities                            3,329     3,000
                                                                ------- ---------
      Total current liabilities                                  14,908    19,687

LONG TERM DEBT                                                   24,500    34,884
DEFERRED INCOME TAXES                                             1,487     1,704
OTHER LONG TERM LIABILITIES                                       1,125     1,329

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

STOCKHOLDERS' EQUITY
   Preferred stock of $1.00 par value:
      Authorized - 150,000; Issued   none
   Junior Participating Cumulative
      Preferred Stock at $1.00 par value
      Authorized - 50,000 shares; Issued   none
   Common stock of $.50 par value:
      Authorized - 5,000,000 shares
      Issued - 3,474,983 shares in 1997, 3,460,983 shares
      in 1996                                                     1,737     1,730
Additional paid-in capital                                       25,111    24,913
Retained earnings                                                25,513    22,255
Treasury stock, at cost: 73,165 shares                             (805)     (805)
                                                                ------- ---------
                                                                 51,556    48,093
                                                                ------- ---------
                                                                $93,576 $ 105,697
                                                                ======= =========

   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


                                                                            For the Year Ended
                                                                                December 31,

(Dollars and number of shares in thousands, except per share data)      1997         1996         1995
-----------------------------------------------------------------------------------------------------------

NET SALES                                                            $ 188,953    $ 184,810    $ 154,611

COSTS AND EXPENSES
   Cost of products sold                                               112,466      111,349       97,131
   Selling, general and administrative expenses                         68,873       63,199       50,606
                                                                     ---------    ---------    ---------
OPERATING INCOME                                                         7,614       10,262        6,874

INTEREST INCOME                                                            510          504          394
INTEREST EXPENSE                                                        (2,346)      (2,220)      (1,828)
OTHER INCOME AND EXPENSE (Note 12)                                        (277)          95       (2,135)
                                                                     ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                               5,501        8,641        3,305

PROVISION FOR INCOME TAXES                                               2,243        3,546        1,421
                                                                     ---------    ---------    ---------
NET INCOME                                                           $   3,258    $   5,095    $   1,884
                                                                     =========    =========    =========
EARNINGS PER COMMON SHARE-BASIC                                      $    0.96    $    1.50    $    0.56
                                                                     =========    =========    =========
EARNINGS PER COMMON SHARE-DILUTED                                    $    0.91    $    1.42    $    0.53
                                                                     =========    =========    =========

Weighted average common shares outstanding-basic                         3,402        3,388        3,353
                                                                     =========    =========    =========
Weighted average common and dilutive common stock
   equivalent shares outstanding-diluted                                 3,593        3,580        3,526
                                                                     =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Common stock                                   Treasury stock
                                                  ---------------------   Additional            -----------------------
                                                    Number                 paid in    Retained    Number
(Dollars and number of shares in thousands)       of shares      Amount    capital    earnings  of shares      Amount
-----------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1994                       3,392       $1,696   $23,948      $15,276       73       $  (805)

  Stock issued                                          69           34       965
  Net income                                                                             1,884
                                                     -----       ------   -------      -------  -------       -------

  Balance at December 31, 1995                       3,461        1,730    24,913       17,160       73          (805)

  Net income                                                                             5,095
                                                     -----       ------   -------      -------  -------       -------

  Balance at December 31, 1996                       3,461        1,730    24,913       22,255       73          (805)

  Stock issued                                          14            7       198

  Net income                                                                             3,258
                                                     -----       ------   -------      -------  -------       -------

  Balance at December 31, 1997                       3,475       $1,737   $25,111      $25,513       73       $  (805)
                                                     =====       ======   =======      =======  =======       =======


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For The Year Ended
                                                                                        December  31,
(Dollars in thousands)                                                          1997        1996       1995
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                               $  3,258    $  5,095    $  1,884
     Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation                                                              2,579       2,649       2,027
       Amortization of intangibles                                               1,360       1,288       1,034
       Provision for losses on accounts receivable                                 425         315         424
       Provision for deferred pension expense (income)                             155         161        (158)
       Loss (gain) on disposal of property, plant and equipment                    (62)          3           5
       Deferred income taxes                                                      (162)       (330)       (210)
       Change in assets and liabilities, net of effects from acquisitions:
           Accounts and notes receivable                                          (549)     (1,037)       (560)
           Income taxes recoverable                                             (1,087)      1,452      (1,253)
           Inventories                                                            (458)     (1,982)       (702)
           Prepaid expenses and other current assets                              (231)     (1,740)         84
           Accounts payable                                                     (2,522)     (5,190)      2,190
           Accrued compensation and employee benefits                             (393)      1,004        (246)
           Accrued taxes and other liabilities                                     359         (56)        585
           Other long term liabilities                                            (204)       (555)       (571)
                                                                              --------    --------    --------

           Net cash provided by operating activities                             2,468       1,077       4,533
                                                                              --------    --------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from the sale of property, plant and equipment                     202         160         116
       Acquisitions, net of cash acquired (Notes 3 and 6)                                   (2,648)    (11,649)
       Proceeds from divestitures (Note 6)                                       9,383
       Capital expenditures                                                     (1,535)     (2,320)     (2,255)
                                                                              --------    --------    --------

   Net cash provided (used) in investing activities                              8,050      (4,808)    (13,788)
                                                                              --------    --------    --------
  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from borrowings on revolving credit agreement                   12,350      12,200      14,375
       Payments under revolving credit agreement                               (21,950)     (6,600)     (4,575)
       Payments on long term debt and notes payable                             (1,997)     (1,963)       (649)
       Decrease in long term notes receivable                                      259         194         227
       Proceeds from exercise of stock options                                     205
                                                                              --------    --------    --------
           Net cash (used) provided by financing activities                    (11,133)      3,831       9,378
                                                                              --------    --------    --------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (615)        100         123

  Cash and cash equivalents at beginning of year                              $  2,898       2,798       2,675
                                                                              --------    --------    --------

  Cash and cash equivalents at end of year                                    $  2,283    $  2,898    $  2,798
                                                                              ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND NATURE OF BUSINESS:

Republic Automotive Parts, Inc. (the "Company") distributes new automotive aftermarket replacement parts, tools, supplies and accessories through a network of distribution centers and jobber stores. The Company also distributes new replacement parts to repair vehicles damaged in collisions through a network of distribution centers located in the Southeast United States. The Company is a member of the All Pro/Bumper to Bumper distribution group through which it is licensed to use the nationally known "All Pro Auto Parts" merchandising name. This association of operators of auto parts stores ranks as one of the largest in the nation with 85 warehouse distributor members and 1,800 jobber store members throughout the United States. As a member of the group, the Company is able to offer high quality parts at meaningful savings to its customers in the automotive aftermarket repair parts and service segment of the United States economy.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight line method over the following estimated useful lives:

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

Impairment of Value
Periodically, the Company assesses the recoverability of the carrying value of all long-lived assets using a cash flow model. If impairment is indicated, a loss is recognized. At December 31, 1997, no impairment of value was indicated.

Income Taxes
The liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net Income Per Share
In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earning per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. Diluted EPS reflects the dilution from common stock options outstanding of 191,000, 192,000 and 173,000 in 1997, 1996 and 1995,
respectively. These shares do not include options which would be antidilutive. All prior years EPS calculations have been restated to comply with SFAS 128.

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

Reclassifications
Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 3-SUPPLEMENTAL CASH FLOW INFORMATION:

Cash interest payments during 1997, 1996 and 1995 totalled $2,324,000, $2,301,000 and $1,839,000, respectively. Cash payments for income taxes net of refunds totalled $3,324,000 in 1997, $2,562,000 in 1996 and $2,844,000 in 1995.

The following table summarizes non-cash investing and financing activities related to the Company's acquisitions in 1996 and 1995.



(Dollars in thousands)
                                                              1996               1995
----------------------------------------------------------------------------------------
            Fair value of assets acquired, other than cash   $ 4,620          $  19,940
            Common stock issued                                                  (1,000)
            Note payable issued                               (1,186)            (3,157)
            Cash paid                                         (2,648)           (11,649)
                                                             -------           --------
            Liabilities assumed or incurred                  $   786           $  4,134
                                                             =======           ========

NOTE 4-INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 79% of inventories. Replacement cost of the inventories exceeded the LIFO carrying amount by approximately $5,331,000 at December 31, 1997 and $4,667,000 at December 31, 1996. The Company also provides a reserve in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists" in the amount of $452,000 at December 31, 1997 and $523,000 at December 31, 1996.

NOTE 5-PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following:


                                                               December 31,
(Dollars in thousands)                                      1997         1996
-------------------------------------------------------------------------------
              Land and land improvements                  $    348    $    313
              Buildings and building improvements            1,088       1,088
              Leasehold improvements                         1,655       1,523
              Equipment and fixtures                        16,707      18,545
                                                          --------    --------
                                                            19,798      21,469
              Accumulated depreciation and amortization    (12,396)    (12,183)
                                                          --------    --------
                                                          $  7,402    $  9,286
                                                          ========    ========

NOTE 6-BUSINESS COMBINATIONS AND DIVESTITURES:

The Company sold certain assets of its business located in Tacoma, Washington on September 29, 1997. The Company also sold certain assets and liabilities of its businesses located in Charlotte and Raleigh, North Carolina and Columbia, South Carolina on November 3, 1997. The Company received sales proceeds of $9,383,000 in cash and $1,000,000 in a short term 8.5% note receivable (included in accounts receivable at December 31, 1997). A net loss of $378,000 was incurred by the Company on these sales. This loss is recorded under the caption Other Income and Expense in the consolidated statements of income. The Company remains contingently liable for collection of certain receivables sold in these transactions. A reserve for potentially uncollectible amounts is included in the allowance for doubtful accounts.

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

The Company acquired certain assets of Beacon Auto Parts Company ("BAP"), a privately-held distributor of automotive replacement parts and supplies in metropolitan Pittsburgh, Pennsylvania on July 7, 1995. The purchase price was $12,816,000. In addition, the Company assumed $3,305,000 of trade payables and accrued expenses. Of the purchase price, $1,000,000 was paid through the issuance of 69,232 shares of common stock, $2,000,000 by the issuance of a subordinated promissory note, $8,660,000 in cash paid at closing and $1,157,000 to be paid following settlement. Additional contingent purchase price payments of $995,000 were earned by the selling parties over the two and one half years ended December 31, 1997 based on the operations of the acquired business meeting certain targets. The Company also entered into a non-competition undertaking providing for payments aggregating $500,000 over five years. Direct acquisition costs of $179,000 were also incurred. The assets acquired were recorded at their fair values of $9,320,000 for inventory, $1,605,000 for accounts receivable, $1,971,000 for equipment, furniture, fixtures and vehicles, $116,000 for prepaid expenses, deferred tax asset and petty cash, $418,000 for non-competition undertaking and $3,288,000 for goodwill. The acquisition was accounted for under the purchase method with the results of Beacon Auto Parts Company included in the consolidated statements of income from the acquisition date.

The Company also purchased certain assets of PartsNet Incorporated, a privately-held distributor of automotive crash parts based in Austin, Texas with additional facilities in San Antonio and Harlingen, Texas on August 31, 1995. The consideration was given in the form of cash ($2,999,000) and the undertaking of certain liability payments in the amount of $215,000.

The following unaudited pro forma summary of financial information has been prepared as follows: for 1995, as though BAP had been acquired at the beginning of 1995. Pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the year, or of the results which may occur in the future.


                                                            Year ended
                                                            December 31,
(Dollars in thousands, except per share data)                   1995
--------------------------------------------------------------------------------
                                                            (Unaudited)

            Net sales                                          $168,182
                                                               ========
            Income before income taxes                         $  3,823
                                                               ========
            Net income                                         $  2,195
                                                               ========
            Earnings per common share-diluted                  $   0.62
                                                               ========

Pro forma results for 1997 and 1996 are not required or they have been omitted since they do not differ significantly from reported results.

NOTE 7 - INCOME TAXES:

The provision for income taxes consists of the following:

(Dollars in thousands)                                                  1997       1996       1995
----------------------------------------------------------------------------------------------------
            Current:
              Federal                                                  $ 2,040    $ 3,149    $ 1,293
              State                                                        365        766        330
                                                                       -------    -------    -------
                                                                         2,405      3,915      1,623
                                                                       -------    -------    -------

            Deferred:
              Federal                                                     (129)      (314)      (117)
              State                                                        (33)       (55)       (85)
                                                                       -------    -------    -------
                                                                          (162)      (369)      (202)
                                                                       -------    -------    -------
                                                                       $ 2,243    $ 3,546    $ 1,421
                                                                       =======    =======    =======


A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate of 34% is as follows:

(Dollars in thousands)                                                  1997       1996       1995
----------------------------------------------------------------------------------------------------
            Federal income taxes at statutory rate                     $ 1,870    $ 2,938    $ 1,124
            State income taxes, net of federal tax benefit                 219        456        175
            Other items, net                                               154        152        122
                                                                       -------    -------    -------
                                                                       $ 2,243    $ 3,546    $ 1,421
                                                                       =======    =======    =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                          December 31,
(Dollars in thousands)                                                  1997       1996
-----------------------------------------------------------------------------------------
            Deferred tax assets (current):
              Inventory carrying value                                 $ 1,545    $ 1,744
              Allowance for doubtful accounts                              306        256
              Vacation accrual                                             446        453
              Future sales return                                          176        203
              Provision for performance stock                              375        329
              Non-qualified pension                                        373        282
              Other                                                         28         37
                                                                       -------    -------
                Net deferred tax asset                                 $ 3,249    $ 3,304
                                                                       =======    =======

            Deferred tax liabilities (non-current):
              Prepaid pension asset                                    $ 1,162    $ 1,220
              Postretirement benefit obligation                           (407)      (440)
              Depreciation                                                 743        949
              Other                                                        (11)       (25)
                                                                       -------    -------
                Net deferred tax liability                             $ 1,487    $ 1,704
                                                                       =======    =======

NOTE 8 - LONG-TERM DEBT:

Outstanding long-term debt is summarized as follows:

                                                                          December 31,
(Dollars in thousands)                                                   1997       1996
------------------------------------------------------------------------------------------
            Revolving credit note, with interest from 6.94% to 7.0%
              at December 31, 1997                                     $ 24,000   $ 33,600
            Notes payable in various installments at various
              interest rates not exceeding 10.0% through 1999             1,284      3,281
                                                                       --------   --------
                                                                         25,284     36,881
            Less-current maturities                                        (784)    (1,997)
                                                                       --------   --------
                                                                       $ 24,500   $ 34,884
                                                                       ========   ========

The maturities of long-term debt at December 31, 1997, for the succeeding years and in the aggregate are as follows (in thousands):

            Year
            ----
            1998                                           $   784
            1999                                               500
            2000                                            24,000
                                                           -------
                                                           $25,284
                                                           =======

The Company maintains a revolving credit agreement with two banks that extends through March 31, 2000. Under this agreement, the Company may borrow up to $50,000,000 at variable rates based upon the prime or Eurodollar. The Company is required to restrict declaration or payment of dividends and redemption or acquisition of capital stock. The Company is also required to maintain various financial ratios relating to cashflow, working capital, tangible net worth and indebtedness. The Company has $5,000,000 in credit available through Bankers' Acceptance agreements with another bank.

NOTE 9 - STOCKHOLDERS' EQUITY:

Stockholders' Rights Plan

The Company issued Junior Participating Cumulative Preferred Stock Purchase Rights to common stockholders in June 1992. Each right entitles the holder to purchase from the Company one one-hundredth share of Junior Participating Cumulative Preferred Stock, $1.00 par value. The rights are not and will not become exercisable unless certain change of control events occur. Authorized are 50,000 shares, none of which have been issued as of December 31, 1997.

Stock Compensation Plans

The Company maintains an incentive stock option plan for certain management employees. The plan allows issuance of non-qualified incentive stock options, restricted stock and/or performance shares to officers, employees and directors of the Company as approved by a committee of the Board of Directors. Shares available for issuance under the plan aggregate 750,000 common shares plus any unused shares reverting to the Company as a result of nonexercise of previously outstanding options. Options are granted at fair market value on the date of grant, and typically vest 20% upon grant and 20% on the four succeeding anniversaries. Such options generally expire five years from the date of grant.

The activity of this stock option plan is summarized below:

                                                                  1997                         1996
                                                         --------------------------   --------------------------
                                                          SHARES                       Shares
                                                           UNDER         PRICE          Under         Price
                                                          OPTION         RANGE         Option         Range
                                                         --------------------------   --------------------------
Outstanding, January 1                                    305,000     $9.75-$16.00     257,000     $9.75-$13.38
Granted                                                    47,500           $16.00      48,000           $16.00
Exercised                                                 (14,000)   $11.63-$16.00
Expired                                                   (13,500)   $11.63-$16.00
                                                          --------                     -------
Outstanding, December 31                                  325,000     $9.75-$16.00     305,000     $9.75-$16.00
                                                          =======                      =======

Shares exercisable at end of year                         230,000                      217,400
                                                          =======                      =======

Shares available for grants at end of year                241,411                          411
                                                          =======                      =======

The Board of Directors granted a performance share program to the Chairman during September 1989. Under the terms of the program, a maximum of 60,000 common shares, plus an additional number of shares equivalent to 12% per annum, may be issued. The award is to be credited in varying amounts over a ten year period as specified in the program; actual issuance of the shares will not occur until the earlier of September 1999 or occurrence of a terminating event specified by the program (see note 14).

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

The stockholders approved a stock compensation plan for non-employee directors in 1997. Shares available for issuance under this plan aggregate 60,000. The plan allows for issuance of non-qualified stock options and is administered by the board of directors. A total of 30,000 options were granted at $15.88 per common share to non-employee directors in 1997. These options vest over a three year period beginning on the first anniversary of the date of grant. Options expire if not exercised within five years of the date of grant. Options become fully exercisable and vested in the event of an accelerating event as defined in the plan.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards in 1997, 1996 and 1995 consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)            1997      1996      1995
-----------------------------------------------------------------------------------

            Net income
              As reported                               $3,258    $5,095    $1,884
              Pro forma                                  3,092     5,000     1,839

            Earning per share-basic
              As reported                                $0.96     $1.50     $0.56
              Pro forma                                   0.91      1.48      0.55

            Earnings per share-diluted
              As reported                                $0.91     $1.42     $0.53
              Pro forma                                   0.86      1.39      0.52

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions using grants in 1997, 1996 and 1995, respectively: average expected volatility of 38%, 39% and 42% in 1997, 1996 and 1995, respectively; risk free interest rates of approximately 5.71%, 6.10% and 5.49% in 1997, 1996 and 1995, respectively; average expected lives of 5 years; and, no dividend yield for any year.

NOTE 10 - LEASE COMMITMENTS:

The Company has numerous operating leases which relate principally to real estate and generally include renewal options ranging from one to ten years. Rental expense under these leases was $6,257,000 in 1997, $5,551,000 in 1996 and $4,768,000 in 1995.

At December 31, 1997 future minimum rental commitments under non-cancelable operating leases with terms in excess of one year, excluding payments for taxes, insurance and other expenses, were (dollars in thousands):

            Year
            ----
            1998                                           $ 5,784
            1999                                             4,848
            2000                                             3,692
            2001                                             2,506
            2002                                             2,220
            Thereafter                                       5,231
                                                           -------
            Total minimum lease payments                   $24,281
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

(Dollars in thousands)                                                     1997         1996         1995
-----------------------------------------------------------------------------------------------------------

            Service cost-benefits earned during year                     $    881     $    878     $    600
            Interest cost on projected benefit                                614          627          583
            Actual return on plan assets                                   (2,257)      (1,477)      (2,110)
            Net amortization and deferral                                     917          133          769
                                                                         --------     --------     --------
            Net periodic pension expense (income)                        $    155     $    161     $   (158)
                                                                         ========     ========     ========

            Projected benefit obligation, December 31                    $ (8,924)    $ (8,824)    $ (8,595)
            Plan assets at fair market value, primarily listed stocks      13,746       12,321)      11,985
                                                                         --------     --------     --------
            Excess of plan assets over projected benefit obligation         4,822        3,497        3,390
            Unrecognized net asset, December 31                            (1,198)      (1,498)      (1,797)
            Unrecognized net (gain) loss and prior service cost              (642)       1,138        1,705
                                                                         --------     --------     --------
            Deferred pension asset                                       $  2,982     $  3,137     $  3,298
                                                                         ========     ========     ========


The discount rate and the increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.50% and 5%, respectively in 1997, compared to 7.50% and 4.50% in 1996 and 7.50% and 5% in 1995. The expected long-term rate of return on assets was 9.5% in 1997, 1996 and 1995. The average remaining service lives of plan participants used to compute amortization of the projected obligation existing as of December 31, 1997 is 15 years.

The actuarial present value of vested and nonvested accumulated benefits as of January 1, 1997 was $6,121,000 and $812,000, respectively. The assumed average rate of return in determining the actuarial present value of accumulated plan benefits was 8.25%.

The Company has two non-qualified supplemental pension plans covering certain employees, which provide for incremental pension payments, upon retirement, from the Company's funds. These payments take into consideration the employee's total compensation without any of the limitations imposed by income tax regulations. Payments made by the Company under these plans are offset by pension payments received from the Company's defined benefit pension plan. The projected benefit obligation relating to these unfunded plans totaled $1,292,000 and $1,278,000 at December 31, 1997 and 1996, respectively. Pension expense for the plans was $234,000, $245,000 and $226,000 in 1997, 1996 and 1995, respectively.

The Company also sponsors a defined contribution plan covering all full time, non-union employees with at least one year of continuous employment who are 21 years or older. Employee participation in the plan is optional. Company contributions are made monthly and are based upon a percentage of participant contributions. Net expense under this plan was $408,000 in 1997, $355,000 in 1996 and $318,000 in 1995.

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

The following table summarizes the components of postretirement benefit cost and accumulated postretirement benefit obligation ("APBO") recognized in the Company's financial statements at December 31:

(Dollars in thousands)                                                     1997         1996         1995
-----------------------------------------------------------------------------------------------------------

            Service cost - benefits earned during year                   $     25     $     22     $     18
            Interest cost on projected benefit                                 98          102          105
            Net amortization and deferral                                      13           10            4
                                                                         --------     --------     --------
            Net postretirement benefit cost                              $    136     $    134     $    127
                                                                         ========     ========     ========

            Accumulated postretirement benefit obligation:
              Retirees                                                   $ (1,127)    $ (1,147)    $ (1,177)
              Fully eligible participants                                     (91)         (90)         (77)
              Other active participants                                      (207)        (174)        (145)
                                                                         --------     --------     --------
                                                                           (1,425)      (1,411)      (1,399)
            Unrecognized net loss                                             381          264          264
                                                                         --------     --------     --------
            Net accumulated postretirement benefit obligation            $ (1,044)    $ (1,147)    $ (1,135)
                                                                         ========     ========     ========

The discount rate used in determining the APBO was 7.50% in 1997, 1996 and 1995. The assumed health care cost trend rate used in measuring the APBO was 9.0% for 1997, 10% for 1996 and 11% in 1995, and over the next two years, ultimately declining to a rate of 7% in 1999 and later. If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1997 would be increased 4.39%. The effect of this change on the sum of the service cost and interest cost components of net postretirement benefit cost for the year ended December 31, 1997 would be an increase of 7.92%.

NOTE 12 - LITIGATION SETTLEMENT:

In December 1995, the Company settled an adverse litigation verdict affirmed by the Michigan State Appellate Court in June 1995 by making a payment of $2,150,000 ($1,307,200 or $0.37 per diluted share after tax). The Company had previously recognized a provision of $2,600,000 for this litigation action in June 1995.

NOTE 13 - CONTINGENT LIABILITIES:

The Company has been named as defendant in legal proceedings incidental to the ordinary conduct of its business operations. Management is vigorously defending these proceedings and believes none will have a significant impact on the Company's financial position or results of operations.

The Company was contingently liable as guarantor of various customers' installment notes payable to banks, secured by their inventories and other assets, amounting to approximately $676,000 at December 31, 1997 and $739,000 at December 31, 1996.

NOTE 14 - SUBSEQUENT EVENTS:

On February 18, 1998, the Company jointly announced with Keystone Automotive Industries, Inc. ("Keystone") that they had entered into a definitive merger agreement pursuant to which Keystone would acquire the Company. Under the terms of the agreement, Keystone would issue 0.8 of a share of its common stock in exchange for each share of the Company's common stock.

The transaction, which has been approved unanimously by the board of directors of each company, is intended to qualify as a tax-free reorganization. The merger agreement is subject to certain regulatory approvals as well as approval by the shareholders of each company at special meetings expected to be held within the second quarter of 1998. Closing of the merger is expected during the second quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company Disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

(a)  Directors of Registrant

                              SERVED AS
                              DIRECTOR
DIRECTOR                      SINCE         AGE        PRINCIPAL OCCUPATION
-------------------------------------------------------------------------------------------------------------------------

William F. Ballhaus             1984         79        Private investor; Director, Northrop Corporation, an aerospace manufacturer (1974-93)

Edgar R. Berner                 1968         57        Chairman of the Board of the Company (1986-present);
                                                       Managing Director, The Wicks Group of Companies, an
                                                       investment company (1990-present); Director, Broadcasting
                                                       Partners, Inc.,an owner and operator of radio stations (1993-1995)

Richard O. Berner               1981         45        Partner, Berner & Berner, P.C.,a law firm (1982-present);
                                                       Chairman of the Board, Concord Fund, a mutual fund
                                                       (1991-present)

Nicholas A. Fedoruk             1973         57        Principal, Verdance & Associates, an environmental consulting firm (1995-present); Environmental Policy Consultant (1992-
                                                       1995)

Oliver R. Grace, Jr.            1982         44        Private investor; President, Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing
                                                       company (1990-present); Director, Take-Two Interactive
                                                       Software, Inc. (1997-present)

Donald B. Hauk                  1988         53        Executive Vice President and Chief Financial Officer of the
                                                       Company (1986-present)

Leroy M. Parker, M.D.           1987         54        Associate Professor of Medicine, Dana Farber Partners Cancer
                                                       Care, Dana Farber Cancer Institute, Brigham & Womans
                                                       Hospital (1996-present); Associate Professor of Medicine and
                                                       Associate Physician, Dana Farber Cancer Institute, Harvard
                                                       Medical School (1991-1996); Co-Director, Deaconess-Dana
                                                       Farber Oncology Program (1991-1995)

Douglas R. Stern                1994         48        President and CEO, United Media, a licensing and newspaper syndication company (1993-present); President, National
                                                       Research Group, a market research firm (1991-1993)

Keith M. Thompson               1986         57        President and Chief Executive Officer of the Company (1986-
                                                       present); Director, Acklands Limited, a Canadian automotive parts and industrial supplies distributor (1991-1997); Director,
                                                       Sirrom Capital Corporation, an investment company (1997-present)

(b)  Executive Officers of the Registrant

                                                                                                     YEARS SERVED
NAME                                OFFICE                                             AGE            AS OFFICER
-------------------------------------------------------------------------------------------------------------------------
Edgar R. Berner                     Chairman of the Board of Directors                  57                12

Keith M. Thompson                   President and Chief Executive Officer               57                12

Donald B. Hauk                      Executive Vice President and Chief                  53                11
                                     Financial Officer

Douglas G. Goetsch                  Vice President and Treasurer                        43                 3

Thomas J. Rutkowski                 Vice President                                      55                 3

Anthony R. Dainora                  Secretary                                           46                 3

Each of the executive officers listed above has served the Company in that capacity for the past five years except for Messrs. Goetsch, Rutkowski and Dainora who joined the Company in 1986, 1992 and 1985, respectively, and were elected executive officers of the Company in 1995. Mr. Rutkowski was employed by Hayden, Inc., a wholly-owned subsidiary of The Equion Corporation, a supplier of automotive replacement parts to the Company, as Vice President and General Manager from 1988 to 1992. Mr. Rutkowski was previously employed by one of the Company's subsidiaries from January 1987 until July 1988 at which time the Company sold the business and related assets of the subsidiary, which employed Mr. Rutkowski, to Hayden, Inc. Mr. Goetsch has been responsible for the Company's management information systems since 1989. Mr. Dainora is the Controller and has been responsible for financial and tax reporting and compliance since 1989.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid by the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996 and 1995 to: (a) the Chief Executive Officer ("CEO") and (b) the four most highly compensated executive officers other than the CEO:

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                          ANNUAL COMPENSATION        OTHER        SECURITIES
                                                         BONUS       ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY      (1)    COMPENSATION    OPTIONS(#)   COMPENSATION
-------------------------------------------------------------------------------------------------------------
Edgar R. Berner                       1997    $109,600         --       --             --       $45,637(2)
  Chairman of Board                   1996     109,600         --       --             --        46,947(2)
                                      1995     109,600         --       --             --        33,031(2)

Keith M. Thompson                     1997     349,032         --       --         10,000         4,750(3)
  President and Chief Executive       1996     324,456   $114,761       --          9,000         4,750(3)
  Officer                             1995     314,462         --       --             --         4,620(3)

Donald B. Hauk                        1997     220,356         --       --          5,000         4,750(3)
  Executive Vice President and        1996     204,021     64,947       --         10,000         4,620(3)
  Chief Financial Officer             1995     197,711         --       --             --         4,620(3)

Thomas J. Rutkowski(4)                1997     135,862         --  $16,910(5)       5,000         3,750(3)
  Vice President                      1996     126,034     31,205   17,550(5)       5,000         3,750(3)
                                      1995     122,192         --   16,998(5)       5,000         4,116(3)

Douglas G. Goetsch(4)                 1997     101,682         --   17,150(5)       5,000         3,563(3)
  Vice President and Treasurer        1996      93,625     23,181   14,800(5)       5,000         3,253(3)
                                      1995      90,769         --   17,326(5)       5,000         3,241(3)

(1)  Bonuses awarded for fiscal year shown, but paid in subsequent year.

(2) On September 21, 1989, the Company granted Mr. Edgar R. Berner a performance share program under the Stock Compensation Plan. The program provides an award cycle commencing September 21, 1989, and continuing until September 21, 1999. The program target for the program is to compensate and retain Mr. Berner as Chairman of the Company. If Mr. Berner is employed as Chairman of the Company on September 21, 1999, the program target will have been 100% met. Mr. Berner will have no rights as a stockholder with respect to any performance shares. All performance shares shall be forfeited by Mr. Berner in the event that he terminates his employment with the Company prior to the occurrence of a "Terminating Event." A "Terminating Event" is defined as one of the following occurrences: (i) the program target is considered to have been 100% met as provided above; (ii) Mr. Berner is terminated by the Company for any reason as Chairman; (iii) Mr. Berner dies while he is an employee of the Company; or (iv) there is a change of control of the Company (as defined in the Stock Compensation Plan) and Mr. Berner terminates his employment within three years after such change of control. If the Terminating Event occurs on or after September 21, 1990, in order to create an ongoing incentive for Mr. Berner to remain with the Company and to perform the important role he has in the past, and because the award under the performance share program would not be made until such later date and is therefore at risk for an extended period of time, Mr. Berner shall receive an award under the Plan of 65,760 shares of Common Stock plus an additional amount of shares equivalent to 12% per annum of such number of shares, as compounded, calculated with a starting date of September 21, 1990 and prorated over the number of days which have elapsed subsequent to such date and prior to the date the Terminating Event occurs. Effective August 2, 1993, Mr. Berner's interest in the performance share program was transferred to an irrevocable trust, of which he is neither a trustee nor a beneficiary, for the benefit of his descendants. Effective April 3, 1997, Mr. Berner's performance share program was amended to include a provision providing for earlier payment if there is a change in control of the Company prior to September 21, 1999. The amount so payable would be equal to the benefits forfeited under the performance share program granted on September 21, 1989 as a result of a change in control occurring prior to September 21, 1999. Of the amounts reported as All Other Compensation for Mr. Berner, $42,349 for 1997, $43,659 for 1996 and $29,743 for 1995 is calculated by dividing the difference between 12% and 120% of the long term applicable federal rate at the inception of the plan by 12% and multiplying the quotient by the December value of the total number of shares allocated in the year. The balance of $3,288 for 1997, $3,288 for 1996 and $3,288 for 1995 represents Company contributions under a defined contribution plan under Section 401(k) of the Internal Revenue Code equal to that of Mr. Berner's contribution not to exceed 3% of his annual compensation.

(3)  Represents Company contributions under a defined contribution plan under
Section 401(k) of the Internal Revenue Code equal to 50% of each participant's contribution not to exceed 3% of each participant's annual compensation.

(4) Mr. Goetsch and Mr. Rutkowski were appointed executive officers of the Company effective January 1, 1995.

(5)  Includes car allowances of $13,916, $13,557 and $13,279 for 1997, 1996 and
1995, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                               PERCENT OF                                  VALUE AT ASSUMED
                                NUMBER OF         TOTAL         EXERCISE                ANNUAL RATES OF STOCK
                               SECURITIES        OPTIONS          OR                    PRICE APPRECIATION FOR
                               UNDERLYING       GRANTED TO     BASE PRICE   EXPIRATION       OPTION TERM(2)
                                 OPTIONS       EMPLOYEES IN      (PER          DATE     ------------------------
NAME                          GRANTED(#)(1)   FISCAL YEAR(%)     SHARE)     (MM/DD/YY)        5%          10%
----------------------------------------------------------------------------------------------------------------

Edgar R. Berner .........             0
Keith M. Thompson .......        10,000           21.1          $16.00       12/11/02      $44,200     $97,680
Donald B. Hauk ..........         5,000           10.5           16.00       12/11/02       22,100      48,840
Thomas J. Rutkowski .....         5,000           10.5           16.00       12/11/02       22,100      48,840
Douglas G. Goetsch ......         5,000           10.5           16.00       12/11/02       22,100      48,840

(1) Options vest 20% upon grant and 20% on the four succeeding anniversaries of the date of grant.

(2) The amounts shown in these two columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of return are set by the SEC proxy statement disclosure rules and are not intended to forecast the future appreciation of the Company's Common Stock.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                      NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING
                                                                    UNEXERCISED     VALUE OF UNEXERCISED
                                                                     OPTIONS AT         IN THE MONEY
                                                                    FISCAL YEAR-         OPTIONS AT
                                                                        END(#)           YEAR END(1)
                                 SHARES ACQUIRED   VALUE REALIZED    EXERCISABLE/       EXERCISABLE/
NAME                             ON EXERCISE(#)         ($)         UNEXERCISABLE      UNEXERCISABLE
--------------------------------------------------------------------------------------------------------

Edgar R. Berner ..............          0              None              0/     0
Keith M. Thompson ............          0              None         47,600/16,400      $106,350/$4,130
Donald B. Hauk ...............          0              None         43,000/12,000       100,850/ 2,750
Thomas J. Rutkowski ..........          0              None         37,500/10,000       129,200/ 3,870
Douglas G. Goetsch ...........          0              None         27,500/10,000        80,450/ 3,870

(1) Calculated based on the share price of the Common Stock on December 31, 1997 of $14.63 less the option exercise price. An option is in-the-money if the market value of the Common Stock subject to the option exceeds the exercise price.

                                  PENSION PLANS

The following table shows estimated annual pension benefits payable to a participant at normal retirement age under the Company's qualified defined benefit plan and non-qualified supplemental executive retirement plan based on average compensation that is covered under the plans and years of service with the Company and its subsidiaries.

                               PENSION PLAN TABLE
                                YEARS OF SERVICE

      AVERAGE
   COMPENSATION         10          15          20          25          30          35
----------------------------------------------------------------------------------------
    $ 75,000        $ 13,352    $ 20,027    $ 26,703    $ 33,379    $ 33,379    $ 33,379
     100,000          18,477      27,715      36,953      46,192      46,192      46,192
     125,000          23,602      35,402      47,203      59,004      59,004      59,004
     150,000          28,727      43,090      57,453      71,817      71,817      71,817
     175,000          33,852      50,777      67,703      84,629      84,629      84,629
     200,000          38,977      58,465      77,953      97,442      97,442      97,442
     225,000          44,102      66,152      88,203     110,254     110,254     110,254
     250,000          49,227      73,840      98,453     123,067     123,067     123,067
     275,000          54,352      81,527     108,703     135,879     135,879     135,879
     300,000          59,477      89,215     118,953     148,692     148,692     148,692
     400,000          79,977     119,965     159,953     199,942     199,942     199,942
     450,000          90,227     135,340     180,453     225,567     225,567     225,567
     500,000         100,477     150,715     200,953     251,192     251,192     251,192
     600,000         120,977     181,465     241,953     302,442     302,442     302,442

The Company and its subsidiaries have a pension plan for substantially all of their employees. Contributions by the Company are made on an aggregate basis and no amounts are identified as to any individuals. The amount of benefit payable under the plan is dependent upon average compensation, age at retirement, length of service and various other factors. The Company's officers, including those officers who also serve as directors, participate in the plan on the same basis as other employees. The above table sets forth the estimated annual straight life annuity benefits under the plan following retirement at age 65 and indicated average compensation and years of service levels. Average compensation means the average of the participant's salary and bonuses during the five highest paid consecutive years of employment. Covered compensation for 1997 for Messrs. Berner, Thompson, Hauk, Rutkowski and Goetsch was: $109,930, $160,000, $160,000, $160,000 and $142,350,
respectively. Covered compensation and benefits under the plan are limited by applicable federal law. Actual benefits will not be offset by applicable Social Security or other benefits. All named executive officers have twelve years of credited service except Mr. Goetsch and Mr. Rutkowski with eleven years of credited service.

On January 1, 1995, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for key executive employees. Messrs. Thompson and Hauk have been selected by the Company to be participants in the SERP. The plan provides a supplemental pension benefit calculated based on average compensation as determined under the Company's pension plan without regard to the limitations under Sections 401(a)(17) and 415 of the Internal Revenue Code as defined in the Company's pension plan which is described above less the actual benefit payable under the Company's pension plan subject to the above limitations. All payments will be paid in cash from the Company's general funds at the time the payments become due. For the fiscal year 1997, $143,502 was accrued under the SERP.

On September 21, 1989, the Company granted Mr. Edgar R. Berner a supplemental retirement benefit. This benefit provides a 100% joint and survivor annuity commencing at age 60 for Mr. Berner and his surviving spouse commencing at $35,000 per year, payable monthly, which sum will be increased quarterly by $1,250 for each additional quarter he is employed by the Company. The starting date for measuring each such year is September 30, 1989. In no event will the annuity exceed $75,000 per year. Actual benefits will be offset by applicable benefits provided from the Company's pension plan described in the preceding paragraph. In the event of Mr. Berner's death, his spouse will be paid the annuity as if he had survived until age 60. In the event of a change of control, three additional years of service will be credited and the pension will be paid immediately in a cash lump sum reduced actuarially and subject to offset by the Company's pension plan. If Mr. Berner should terminate his employment before age 60, he will retain a vested benefit payable at age 60 determined by his length of service. All payments will be paid in cash from the Company's general funds at the time payments become due. For the fiscal year 1997, $90,016 was accrued under this plan.

The Company and each of Messrs. Thompson and Hauk have entered into agreements dated October 26, 1988, which provide that the Company, in order to encourage its management to remain with the Company and to continue to devote full attention to the Company's business in the event an effort is made to obtain control of the Company through a tender offer or otherwise, will continue paying such executives their then current annual base salary for a period of two years after termination in the event that a change of control takes place and the executive is involuntarily terminated. The Company and each of Messrs. Rutkowski and Goetsch have entered into agreements dated December 11, 1997, which provide that the Company, in order to encourage its management to remain with the Company and to continue to devote full attention to the Company's business in the event an effort is made to obtain control of the Company through a tender offer or otherwise, will continue paying such executives their then current annual base salary for a period of one year after termination in the event that a change of control takes place and the executive is involuntarily terminated. There are no employment contracts between the Company and any executive officer.

The Company provides a medical reimbursement plan for all executive officers which covers eligible expenses which are not payable under the basic group insurance plan.

The Board of Directors has four standing committees, the Audit Committee, the Compensation and Stock Option Committee, the Executive Committee and the Retirement Committee. The Board of Directors does not have a nominating committee. The functions normally performed by a nominating committee are performed by the Board of Directors.

The Board of Directors' Executive Committee (Messrs. Edgar R. Berner, Richard O. Berner and Thompson) met four times in 1997. Primarily, it exercises the power of the Board when the latter is in recess. The Board's Compensation and Stock Option Committee (Messrs. Ballhaus, Stern and Richard O. Berner) met once in 1997; its primary function is to review officers' and directors' compensation and to grant awards under the Company's Stock Compensation Plan.

The Board's Audit Committee (Messrs. Ballhaus, Fedoruk and Parker) met two times in 1997; its primary function is to review the work of the Company's internal auditors and independent accountants. The Board's Retirement Committee (Messrs. Richard O. Berner, Fedoruk and Grace) met once in 1997; its primary function is to review the Company's retirement and Section 401(k) savings plans.

The Board of Directors met four times in 1997. During 1997, all directors attended at least 75% of the aggregate number of meetings of (1) the Board of Directors held during the period for which they were directors and (2) standing committees on which they served during the period except Mr. Grace who attended 60% of the aggregate number of scheduled meetings.

Directors (other than the Chairman of the Board, the President and Executive Vice President) receive monthly retainers of $750. Additionally, directors (other than the Chairman of the Board, the President and Executive Vice President) receive $750 for attendance at each meeting of the Board of Directors or meeting of a Committee of the Board. The Executive Committee members (other than the Chairman of the Board and the President) receive an additional monthly retainer of $300. Each nonemployee director, except for Messrs. Ballhaus, Parker and Stern, is included in a group life insurance policy in the amount of $50,000 for which the Company paid an average annual premium of $144 each in 1997. In addition, directors may be reimbursed for their expenses for attendance at meetings of the Board or committees thereof.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Board's Compensation and Stock Option Committee are Messrs. Ballhaus, Stern and Richard O. Berner. Neither Messrs. Ballhaus nor Stern is or was, during 1997 or previously, an officer or employee of the Company or any of its subsidiaries. During 1997, Richard O. Berner served as Assistant Secretary of the Company, but was not an employee of the Company.


                       BOARD COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

The Compensation and Stock Option Committee (the "Committee") of the Board of Directors is responsible for the administration of the executive compensation program of the Company. The Committee is composed of three non-employee Directors who are not eligible to participate in the Company's employee compensation plans.

In 1997, the Company's executive compensation program consisted of a mixture of base salary, cash awards under the Executive Bonus Plan (the "Bonus Plan") and stock option awards under the Company's Stock Compensation Plan. The executive compensation program is reviewed by the Committee, generally annually, primarily on the basis of individual performance and contributions to the Company. The recommendations of the Committee as to base salary adjustments, the parameters of the Bonus Plan and awards under the Stock Compensation Plan are acted upon by the Board.

In the case of base salary adjustments, the Committee subjectively considers the performance and contributions of each executive officer as measured against formal and informal goals and objectives with respect to the total Company performance, as appropriate for the respective responsibilities of each officer. From a quantitative perspective, specific measures of performance considered in dealing with compensation in the aggregate include net earnings, cash flow and return on investment. From a qualitative point of view, objectives have included the quality of long-term planning and progress in organizational and management development.

At the same time, the Committee has taken into account the relationship of the compensation of the Company's executive officers to the compensation of individuals occupying comparable positions in other retail and wholesale organizations of similar size to the Company, with a view to ensuring that executives are fairly compensated and thus appropriately motivated and are retained in the employment of the Company. Base pay levels for the executive officers are generally in the middle of a competitive range of salaries.

In the case of the Bonus Plan, the amount available each year for awards is based solely on a formula tied to the increase in earnings of the Company over the prior year, before income taxes and after deducting such awards. The Committee establishes a target bonus level for each participant in the Bonus Plan which represents a specified percentage of the participant's base salary which will be awarded as a bonus if the Company's earnings exceed a target level set by the Committee for the year. Certain adjustments beyond the control of the executive officers are made to the earnings. Additionally, the awards are increased or decreased based upon a formula tied to the change in return on investment from the prior year. No cash awards under the Bonus Plan were earned in 1997 by any of the executive officers.

All executive officers and key management employees participate in the Stock Compensation Plan under which options granted typically vest 20% upon grant and 20% on the four succeeding anniversaries of the date of grant. Such options generally expire five years from the date of grant. The Committee believe stock option grants are an effective way to align the interests of the Company's executive and key management employees with its shareholders. During 1997, the Committee awarded stock option grants in the aggregate of 47,500 shares to certain executive officers and key management employees. The number of options awarded to each individual was based on the Committee's assessment of the contributions of each individual toward accomplishment of Company objectives. The size of the previous option grants are considered in determining current awards.

In making a salary increase of approximately 7.6% effective January, 1997 to Mr. Keith M. Thompson, President and CEO of the Company, the Committee subjectively evaluated specific measures of performance of the Company, including quantitative factors such as percent increase in net earnings, return on stockholders' equity and return on assets and qualitative factors such as his progress in developing acquisitions and strategic alternatives for the Company. For 1997, Mr. Thompson did not receive an award under the Company's Bonus Plan but did receive an award under the Stock Compensation Plan.

The Omnibus Budget Reconciliation Act of 1993 (the "Act") imposes a limit of $1 million, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to each of its five most highly compensated officers. None of the Company's executive officers currently receives compensation exceeding the limits imposed by the Act. While the Committee cannot predict with certainty how the Company's executive compensation might be affected in the future by the Act or applicable tax regulations issued thereunder, the Committee intends to try to preserve the tax deductibility of all executive compensation while maintaining the Company's executive compensation plan as described in this report.

                                    Compensation and Stock Option Committee

                                    William F. Ballhaus, Chairman
                                    Richard O. Berner
                                    Douglas R. Stern


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company knows of no person who, as of March 2, 1998, owned beneficially more than five percent (5%) of the Company's outstanding voting securities, except as indicated in the table below:

               NAME AND ADDRESS OF                            SHARES OF COMMON STOCK                     PERCENTAGE
                BENEFICIAL OWNER                                BENEFICIALLY OWNED                        OF CLASS
-------------------------------------------------------------------------------------------------------------------

       T. Rowe Price Associates, Inc.                                 316,500 (1)                            9.3
       T. Rowe Price Small Cap Value Fund, Inc.
          100 East Pratt Street
          Baltimore, Maryland 21202

       Dimensional Fund Advisors, Inc.                                206,200 (2)                            6.1
          1299 Ocean Avenue, 11th Floor
          Santa Monica, California 90401

       Heartland Advisors, Inc.                                       195,000                                5.7
          790 North Milwaukee Street
          Milwaukee, Wisconsin 53202

       Franklin Resources, Inc.                                       192,000                                5.7
          777 Mariners Island Blvd.
          P.O. Box 7777
          San Mateo, California 94403

       Verissimo Research & Management, Inc.                          193,900                                5.7
          775 Baywood Drive, #314
          Petaluma, California 94954

(1) These securities are owned by various individuals and institutional investors including T. Rowe Price Small Cap Value Fund, Inc. (which owns 300,500 shares, representing 8.8% of the shares outstanding) as to which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be the beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment adviser, is deemed to have beneficial ownership of 206,200 shares of common stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimension Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

                                                              SHARES OF COMMON STOCK                     PERCENTAGE
DIRECTORS AND NAMED EXECUTIVE OFFICERS                          BENEFICIALLY OWNED                        OF CLASS
-------------------------------------------------------------------------------------------------------------------

William F. Ballhaus                                                  7,000                                    *
Edgar R. Berner                                                     54,626(1)                                1.6
Richard O. Berner                                                   47,614(1)                                1.4
Nicholas A. Fedoruk                                                 55,186(1)                                1.6
Oliver R. Grace, Jr.                                                10,164                                    *
Leroy M. Parker, M.D.                                               48,926(1)                                1.4
Douglas R. Stern                                                     1,000                                    *
Donald B. Hauk                                                      97,026(2)                                2.8
Douglas G. Goetsch                                                  39,696(3)                                1.2
Thomas J. Rutkowski                                                 41,561(4)                                1.2
Keith M. Thompson                                                  172,074(5)                                4.9

Directors and Executive
Officers as a group (12 persons)                                   577,672(6)                               16.2

*  Less than one percent

(1) Directors Edgar R. Berner and Richard O. Berner are brothers, Director Nicholas A. Fedoruk's wife is their sister as is the wife of Director Dr. Leroy
M. Parker. Edgar R. Berner is the controlling shareholder of the general partner of limited partnerships through which he is deemed to be the beneficial owner of 24,120 shares and the beneficiary of a trust which owns 168 shares. Richard O. Berner is the controlling shareholder of the general partner of a limited partnership through which he is deemed to be the beneficial owner of 47,614 shares. Mr. Fedoruk's wife is the controlling shareholder of the general partner of limited partnerships through which she is deemed to be the beneficial owner of 30,131 shares. She is also the owner of 12,895 shares directly as to which Mr. Fedoruk disclaims beneficial ownership of all shares beneficially owned by his wife. Dr. Parker's wife is the controlling shareholder of the general partner of limited partnerships through which she is deemed to be the beneficial owner of 19,513 shares. Dr. Parker's wife also owns 29,413 shares directly. Dr. Parker disclaims beneficial ownership of all shares beneficially owned by his wife.

(2) Includes 43,000 shares issuable upon the exercise of stock options which are either presently exercisable or which may be exercised within sixty days of March 2, 1998 and 35,803 shares owned by Mr. Hauk's wife as to which Mr. Hauk disclaims beneficial ownership.

(3) Includes 27,500 shares issuable upon the exercise of stock options which are either presently exercisable or which may be exercised within sixty days of March 2, 1998.

(4) Includes 37,500 shares issuable upon the exercise of stock options which are either presently exercisable or which may be exercised within sixty days of March 2, 1998.

(5) Includes 47,600 shares issuable upon the exercise of stock options which are either presently exercisable or which may be exercised within sixty days of March 2, 1998 and 6,000 shares owned by Mr. Thompson's wife as to which Mr. Thompson disclaims beneficial ownership.

(6) Includes 173,000 shares issuable upon the exercise of stock options which are either presently exercisable or which may be exercised within sixty days of March 2, 1998.

The share totals listed in the table above include the shares for which directors or their spouses hold voting or dispositive power regardless of whether beneficial ownership is disclaimed.

                                PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return of a $100 investment on December 31, 1992 in the Company's Common Stock against The NASDAQ Stock Market and the Standard & Poor's Auto Parts & Equipment Stock Price Index, assuming reinvestment of all dividends.

                                                                           NASDAQ         S&P AUTO
         MEASUREMENT PERIOD                                 REPUBLIC       STOCK          PARTS &
        (FISCAL YEAR COVERED)                              AUTOMOTIVE      MARKET        EQUIPMENT
--------------------------------------------------------------------------------------------------

                    1992                                      100            100             100
                    1993                                      126            115             116
                    1994                                      141            112             101
                    1995                                      136            159             125
                    1996                                      178            195             141
                    1997                                      154            240             176


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and the beneficial owners of more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership of their equity securities of the Company. Directors and executive officers of the Company and such beneficial owners file such reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Directors and executive officers and such beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of Forms 3, 4 and 5 and amendments thereto received by the Company, and written representations from certain directors and executive officers and such beneficial owners of the Company that no Forms 5 were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its directors and executive officers and such beneficial owners were complied with during 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Berner & Berner, P.C., a legal firm in New York, New York of which Richard O. Berner, a director of the Company, is a member, provides legal services to the Company from time to time in return for fees and certain other benefits. The Company utilized the services of Berner & Berner, P.C. during 1997. It is expected that Berner & Berner, P.C. will continue to provide legal services to the Company during 1998 although the amount of such services is unknown at this time.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

                                                                                                                     PAGE IN
                                                                                                                    FORM 10-K
-----------------------------------------------------------------------------------------------------------------------------
     1.  Financial Statements.
           Report of Independent Accountants                                                                             11
           Consolidated Balance Sheets at December 31, 1997 and 1996                                                     12
           Consolidated Statements of Income for the three years ended December 31, 1997                                 13
           Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1997                    14
           Consolidated Statements of Cash Flows for the three years ended December 31, 1997                             15
           Notes to Consolidated Financial Statements                                                                 16-23



     2.  Financial Statement Schedules:
           VIII.Valuation and Qualifying Accounts and Reserves                                                           36

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

     10.2   Stock Compensation Plan.                                         Incorporated by reference to Exhibit 4.3 to the
                                                                             Company's Registration Statement on Form S-8
                                                                             (No. 33-35-317 filed with the Commission on
                                                                             June 8, 1990).

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

     10.4   Key Employee Salary Continuation                                 Incorporated by reference to Exhibit 10.4 to
            Agreement between the Company and Keith                          the Company's Annual Report on Form 10-K for the
            M. Thompson dated as of October 26, 1988.                        year December 31, 1993 filed with the Commission
                                                                             on March 31, 1994.

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


     10.9   Sixth Amended and Restated Revolving                             Incorporated by reference to Exhibit 10.9 to the
            Credit Agreement dated as of March 31, 1997                      Company's Quarterly Report on Form 10-Q for the
            between the Company and Comerica Bank, as Agent.                 quarter ended March 31, 1997 filed with the
                                                                             Commission on May 8, 1997.

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

     10.12  1997 Stock Option Plan for Non-Employee Directors                Incorporated by reference to Exhibit A to the
                                                                             Company's definitive Proxy dated April 25, 1997 sent in
                                                                             connection with the annual meeting to be held on June
                                                                             5, 1997 and filed with the Commission on April 25,
                                                                             1997.

     10.13 Key Employee Salary Continuation Agreement between the Company and Thomas J. Rutkowski dated as of December 11, 1997.

     10.14 Key Employee Salary Continuation Agreement between the Company and Douglas G. Goetsch dated as of December 11, 1997***.

     10.15 Key Employee Salary Continuation Agreement between the Company and Anthony R. Dainora dated as of December 11, 1997***.

     11.    Statement re: computation of earnings per share

     21.    Subsidiaries of the Company

     23.    Consent of Price Waterhouse LLP, independent accountants

     27.    Financial Data Schedule (for SEC use only)

* Document not filed because substantially identical to filed document identified as Exhibit 10.4.
** Document not filed because substantially identical to filed document identified as Exhibit 10.6.
*** Document not filed because substantially identical to filed document identified as Exhibit 10.13.

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

                                    REPUBLIC AUTOMOTIVE PARTS, INC.
                                    Registrant


                                    By: /S/KEITH M. THOMPSON    March 4, 1998
                                    -------------------------------------------
                                    Keith M. Thompson                      Date
                                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/EDGAR R. BERNER         March 3, 1998             /S/KEITH M. THOMPSON       March 4, 1998
-----------------------------------------            -----------------------------------------------
Edgar R. Berner                Date                  Keith M. Thompson                Date
Chairman of the Board of Directors                   President, Chief Executive Officer and Director

/S/DONALD B. HAUK          March 4, 1998             /S/NICHOLAS A. FEDORUK     March 3, 1998
-----------------------------------------            -----------------------------------------------
Donald B. Hauk                 Date                  Nicholas A. Fedoruk              Date
Executive Vice President, Chief Financial            Director
Officer and Director


/S/LEROY M. PARKER         March 4, 1998
-----------------------------------------
Leroy M. Parker                Date
Director

Republic Automotive Parts, Inc.
--------------------------------------------------------------------------------
SCHEDULE VIII   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                    ADDITIONS
                                                                  BALANCE AT         CHARGED                            BALANCE
                                                                  BEGINNING         TO COSTS                            AT END
                     DESCRIPTION                                   OF PERIOD       AND EXPENSES     DEDUCTIONS (1)     OF PERIOD
                     -----------                                  ----------       ------------     --------------     ---------
Allowance for doubtful accounts, deducted
from accounts and notes receivable:

Year ended December 31,
   1997                                                            $658,000         $425,000           $297,000        $786,000
   1996                                                            $490,000         $315,000           $147,000        $658,000
   1995                                                            $571,000         $424,000           $505,000        $490,000


(1)  Write-offs in excess of recoveries.

                               LIST OF EXHIBITS

          The following Exhibits are filed as a part of this Report:


Exhibit                                                                      Page
Number       Description                                                     Number
------       -----------                                                     ------

10.13        Key Employee Salary Continuation Agreement between
             the Company and Thomas J. Rutkowski dated as of
             December 11, 1997                                                 2

11.          Statement re: Computation of Earnings Per Share                   7

21.          Subsidiaries of the Company                                       8

23.          Consent of Independent Accountants                                9

27.          Financial Data Schedule (for SEC use only)                       10