Form 10-Q
period 1998-03-31
REPUBLIC AUTOMOTIVE PARTS INC
filed 1998-05-12
CIK 83194

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                        Yes     X      No
                                              -----       -----


Number of shares (common) outstanding at March 31, 1998:  3,412,231

                     Republic Automotive Parts, Inc.


PART I.   FINANCIAL INFORMATION

                                                    Page No.

Item 1.  Financial Statements:

 Consolidated Balance Sheets as of
 March 31, 1998 and December 31, 1997                  3

 Consolidated Statements of Income and
 Retained Earnings for the three months
 ended March 31, 1998 and 1997.                        4

 Consolidated Statements of Cash Flows
 for the three months ended March 31, 1998
 and 1997.                                             5

 Notes to Consolidated Financial Statements.           6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.                              6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.             7


SIGNATURE PAGE                                         8

EXHIBIT INDEX                                          9


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Republic Automotive Parts, Inc.
CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    March 31,  December 31,
(Dollars in thousands)                                 1998        1997

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $  4,836    $  2,283
  Accounts and notes receivable, less allowance
   for doubtful accounts of $683 and $786              14,016      14,023
 Inventories                                           47,687      49,028
 Deferred income taxes                                  3,907       3,249
 Income taxes recoverable                                 399       1,087
 Prepaid expenses and other current assets              2,373       2,832
                                                       ------      ------
    Total current assets                               73,218      72,502
                                                       ------      ------
PROPERTY, PLANT AND EQUIPMENT, NET                      7,075       7,402
LONG-TERM NOTES RECEIVABLE                                216         240
DEFERRED PENSION ASSET                                  2,937       2,982
GOODWILL AND OTHER INTANGIBLES, less accumulated
 amortization of $3,331 and $3,134                     10,217      10,450
                                                     --------    --------
                                                     $ 93,663    $ 93,576
                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and long-term debt
  due within one year                                $    672    $    784
 Accounts payable                                       7,239       7,761
 Accrued compensation and employee benefits             2,148       3,034
 Accrued taxes and other liabilities                    3,657       3,329
                                                       ------      ------
    Total current liabilities                          13,716      14,908
                                                       ------      ------
LONG-TERM DEBT                                         24,500      24,500
DEFERRED INCOME TAXES                                   1,848       1,487
OTHER LONG-TERM LIABILITIES                             1,234       1,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock of $1.00 par value:
    Authorized - 150,000;  Issued - none
 Junior Participating Cumulative
    Preferred Stock at $1.00 par value
    Authorized - 50,000 shares;  Issued - none
 Common stock of $.50 par value:
    Authorized - 5,000,000 shares
    Issued - 3,491,483 shares in 1998 and
             3,474,983 shares in 1997                   1,746       1,737
 Additional paid-in capital                            25,342      25,111
 Retained earnings                                     26,182      25,513
 Treasury stock, at cost:  79,252 shares in 1998 and
                           73,165 shares in 1997         (905)       (805)
                                                       ------      ------
                                                       52,365      51,556
                                                     --------    --------
                                                     $ 93,663    $ 93,576
                                                     ========    ========

See condensed notes to consolidated financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        (unaudited)
                                                    Three months ended
                                                        March  31,
(Dollars in thousands, except per-share data)          1998      1997

NET SALES                                            $41,140   $45,785

COSTS AND EXPENSES
  Cost of products sold                               23,332    27,126
  Selling, general and administrative expenses        16,410    16,784
                                                      ------    ------
OPERATING INCOME                                       1,398     1,875

Interest income                                          108       116
Interest expense                                        (453)     (585)
Other income                                              52         7
                                                      ------    ------
INCOME BEFORE INCOME TAXES                             1,105     1,413

Provision for income taxes                               436       593
                                                      ------    ------
NET INCOME                                               669       820

RETAINED EARNINGS at beginning of year                25,513    22,255
                                                      ------    ------
RETAINED EARNINGS at end of quarter                  $26,182   $23,075
                                                      ======    ======

EARNINGS PER COMMON SHARE - BASIC                      $0.20     $0.24
                                                        ====      ====

EARNINGS PER COMMON SHARE - DILUTED                    $0.19     $0.23
                                                        ====      ====

Weighted Average Common Shares Outstanding             3,412     3,388
Common Equivalent Shares Outstanding                     185       214
                                                       -----     -----
Weighted Average Common Shares Outstanding and
 Common Equivalent Shares Outstanding                  3,597     3,602
                                                       =====     =====



See condensed to consolidated financial statements.

Republic Automotive Parts, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    For the three months ended
                                                               March  31,
(Dollars in thousands)                                      1998        1997

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                $  669      $  820
Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation                                               579         680
  Amortization of intangibles                                233         319
  Provision for losses on accounts receivable                  9          67
  Provision for deferred pension expense                      45          45
  Gain on disposal of property, plant and equipment          (47)         (4)
  Deferred income taxes                                     (298)       (170)
Change in assets and liabilities:
  Accounts and notes receivable                               (2)       (579)
  Income taxes recoverable                                   688
  Inventories                                              1,341          17
  Prepaid expenses and other current assets                  459        (160)
  Accounts payable                                          (522)      1,187
  Accrued compensation and employee benefits                (886)     (1,524)
  Accrued taxes and other liabilities                        328       1,030
  Other long-term liabilities                                110          47
                                                           -----       -----
Net cash provided by operating activities                  2,706       1,775

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment       82          11
Capital expenditures                                        (287)       (274)
                                                           -----       -----
Net cash used in investing activities                       (205)       (263)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from revolving credit agreement                    750       3,950
Repayment of revolving credit agreement                     (750)     (7,450)
Increase in short-term debt and notes payable                          3,000
Proceeds from issuance of common stock                       140
Repayments on long-term debt and notes payable              (112)        (21)
Decrease in long-term notes receivable                        24          96
                                                           -----       -----
Net cash provided (used) by financing activities              52        (425)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,553       1,087

Cash and cash equivalents at beginning of year             2,283       2,898
                                                           -----       -----
Cash and cash equivalents at end of period                $4,836      $3,985
                                                           =====       =====
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest expense                                     $  451      $  572
                                                           =====       =====
     Income taxes                                         $   17      $  213
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

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results expected for the full year.

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

Results of Operations

Net sales decreased $4,645,000 or 10.1% from $45,785,000 in 1997 to $41,140,000 in 1998. Sales attributable to operations included in both 1998 and 1997 were $39,528,000 and $39,776,000, respectively. Sales attributable to new locations opened after the first quarter of 1997 were $1,611,000. Sales in the first quarter of 1997 attributable to locations which were sold or closed in 1997 were $6,008,000. The gross profit margin increased from 40.8% in 1997 to 43.3% in 1998 primarily from the shift in the Company's mix of sales from wholesale to end user due the sale of four traditional automotive hard part distribution centers in the latter part of 1997. Selling, general and administrative expenses decreased by 2.2% for the first three months in 1998 compared with the same period in 1997 due principally to the locations which were sold in the latter part of 1997. Operating income decreased 25.4% for the first three months in 1998 compared with the same period in 1997.

From the above actions, income before income taxes decreased by $308,000 for the first three months of 1998 compared with the same period last year. The Company reported earnings of $0.19 cents per diluted share for the first three months of 1998 compared with earnings of $0.23 per diluted share for the same period in 1997.

Financial Condition and Liquidity

The Company's ratio of current assets to current liabilities was 5.3 at the end of the first quarter of 1998 compared with 4.9 at December 31, 1997. Working capital at March 31, 1998 was $59,502,000 compared with $57,594,000 at December 31, 1997. Cash increased by $2,553,000 from $2,283,000 at December 31, 1997 to $4,836,000 at March 31, 1998.

Operating activities provided $2,706,000 of the Company's cash flows during the first three months of 1998 compared with $1,775,000 of cash flows for the same period in 1997. Investing activities used $205,000 of the Company's cash flows during the first three months of 1998 compared with $263,000 for the same period in 1997. Normal replacement of equipment accounted for the cash flows used by investing activities.

The Company anticipates future growth through possible acquisitions and openings of new locations. Fenders & More, Inc., the Company's distributor of automotive crash parts, anticipates opening one new distribution center during the second quarter of 1998. Although, the Company has not entered into any other definitive agreements, cash provided by operations, changes in working capital and existing credit facilities will be sufficient to support cash outlays for anticipated acquisitions and openings, if any.

The Company sold some its distribution centers of traditional automotive replacement parts in 1997. The Company anticipates additional distribution centers may be sold which could provide additional cash for debt replacement and/or anticipated acquisitions and openings, if any.

Financing activities provided $52,000 of the Company's cash flows during the first three months of 1998 compared with using $425,000 for the same period in 1998. Ther Company has available cash resources under its revolving credit agreement of $50,000,000 of which $24,000,000 was being used at March 31, 1998.

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

                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 27      Financial Data Schedule (SEC use only)

(b) Reports on Form 8-K - A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 23, 1998 reporting that Republic Automotive Parts, Inc. (the "Company") and Keystone Automotive Industries, Inc. ("Keystone") entered into an Agreement and Plan of Merger on February 17, 1998 pursuant to which Keystone will indirectly acquire the Company through a merger with KAI Merger, Inc., a wholly-owned subsidiary of Keystone, with and into the Company. In the proposed merger, Keystone will issue 0.80 of a share of its common stock in exchange for each outstanding share of the Company's stock.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      REPUBLIC AUTOMOTIVE PARTS, INC.
                                (Registrant)


                      By /S/ KEITH M. THOMPSON      May 8, 1998
                      -----------------------------------------
                      President, Chief Executive           Date
                      Officer and Director


                      By /S/ DONALD B. HAUK         May 8, 1998
                      -----------------------------------------
                      Executive Vice President, Chief      Date
                      Financial Officer and Director

                        EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
27              Financial Data Schedule, filed herewith